Form 10QSB
period 2000-09-30
FURNISHING CLUB
filed 2000-10-20
CIK 1125028

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.



For the quarter ended  September 30, 2000  Commission file number  000-31713


                             The Furnishing Club
           (Exact name of registrant as specified in its charter)



Nevada                                                 88-0455472
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

7386 Cobble Field St.
Las Vegas, Nevada                                      89123
(Address of principal executive offices)               (Zip Code)


                               (702) 458-6950
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes               No    X


    As of September 30, 2000, there were 8,400,000 shares of common stock outstanding.

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Independent Auditors' Report                           3

               Balance Sheet as of September 30, 2000                 4-5

               Statement of Operations for the period
               March 22, 2000 (inception) to September 30, 2000       6

               Statement of Stockholder's Equity for the period
               March 22, 2000 (inception) to September 30, 2000       7

               Statement of Cash Flow for period March 22, 2000
               (inception) to September 30, 2000                      8

               Notes to Financial Statements                          9-12

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           13-14

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      14

     Item 2.   Changes in Securities                                  14

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      14

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       15

     Item 5.   Other Information                                      15

     Item 6.   Exhibits and Reports of Form 8-K                       15

     SIGNATURES                                                       15

                        INDEPENDENT AUDITORS' REPORT


Board of Directors                           October 3, 2000
The Furnishing Club
Las Vegas, NV

     I have audited the accompanying Balance Sheets of The Furnishing Club (A Development Stage Company), as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the period March 22, 2000(inception), to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Furnishing Club (A Development Stage Company), as of September 30, 2000, and the results of its operations and cash flows for the period March 22, 2000 (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                             The Furnishing Club
                        (A Development Stage Company)
                              September 30, 2000


                                BALANCE SHEET


                                   ASSETS


                                                                Audited
                                                                September
                                                                30, 2000
                                                               ----------
CURRENT ASSETS

  Cash                                                           $    62,929

  TOTAL CURRENT ASSETS                                           $    62,929


OTHER ASSETS

  Deposits                                                       $       218

  TOTAL OTHER ASSETS                                             $       218


TOTAL ASSETS                                                     $    63,147

  The accompanying notes are an integral part of these financial statements

                             The Furnishing Club
                        (A Development Stage Company)
                              September 30, 2000


                                BALANCE SHEET


                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                                               Audited
                                                               September
                                                               30, 2000
                                                              ------------
CURRENT LIABILITIES                                             $     10,149

  TOTAL CURRENT LIABILITIES                                    $     10,149


STOCKHOLDERS' EQUITY (Note #4)
  Preferred Stock
  Par Value $0.001
  Authorized 5,000,000
  Issued and Outstanding at
  September 30, 2000 - None                                     $          0

  Common stock
  Par value $0.001
  Authorized 20,000,000 shares
  Issued and outstanding at
  September 30, 2000 - 8,400,000 Shares                                8,400

  Additional Paid-In Capital                                          72,100

  Deficit accumulated during
  The Development stage                                              -27,502

TOTAL STOCKHOLDERS' EQUITY                                      $     52,998

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                            $     63,147

  The accompanying notes are an integral part of these financial statements

                             The Furnishing Club
                        (A Development Stage Company)
              March 22, 2000 (inception), to September 30, 2000


                           STATEMENT OF OPERATIONS




                                                                Audited
                                                                September
                                                                30, 2000
                                                               -----------
INCOME
  Revenue                                                        $         0

EXPENSES
  General and
  Administrative                                                      27,502

TOTAL EXPENSES                                                   $    27,502


NET PROFIT/LOSS (-)                                              $   -27,502


Net Profit/Loss(-)
per weighted share
(Note #1)                                                        $    -.0033

Weighted average
Number of common
shares outstanding                                                 8,400,000

  The accompanying notes are an integral part of these financial statements

                             The Furnishing Club
                        (A Development Stage Company)
              March 22, 2000 (inception), to September 30, 2000


                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                  Additional      Accumu-
                           Common    Stock         paid-in         lated
                           Shares    Amount        Capital        Deficit
                          -------     -------     ----------      ---------
March 22, 2000
Issued for Corporate
Services                  500,000   $     500       $      0

March 28, 2000
Issued for Cash           100,000         100         19,900

September 29, 2000
Issued for cash           240,000         240         59,760

September 29, 2000
Forward Stock Split
10 to 1                   7,560,000     7,560         -7,560

Net loss
March 22, 2000,
(Inception) to
September 30, 2000                                                $ -27,502

Balance,
March 31, 2000            8,400,000 $   8,400       $ 72,100      $ -27,502


  The accompanying notes are an integral part of these financial statements

                             The Furnishing Club
                        (A Development Stage Company)
              March 22, 2000 (inception), to September 30, 2000

                           STATEMENT OF CASH FLOWS

                                                                Audited
                                                                September
                                                                30, 2000
                                                               -----------
Cash Flows from
Operating Activities

  Net Loss                                                       $   -27,502

  Adjustment to reconcile
  net loss to net cash
  provided by operating
  activities

  Issue Common Stock
  For Services                                                          +500

Changes in assets and
Liabilities
   Accounts Payable                                                   10,149
   Deposits                                                             -218

Net cash used in
Operating activities                                             $   -17,071

Cash Flows from
Investing Activities                                                       0

Cash Flows from
Financing Activities

  Issuance of Common
  Stock for Cash                                                      80,000

Net Increase (decrease)                                                    $
62,929

Cash, Beginning of period
0

Cash, End of Period                                              $    62,929


  The accompanying notes are an integral part of these financial statements

                             The Furnishing Club
                        (A Development Stage Company)


                        NOTES TO FINANCIAL STATEMENTS

                             September 30, 2000



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized March 22, 2000, under the laws of the State of Nevada as The Furnishing Club. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method

          The Company records income and expenses on the accrual method.

     Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

                             The Furnishing Club
                        (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                             September 30, 2000


       NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

          Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting
          Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.

     Year End

         The Company has selected December 31st as its fiscal year-end.

     Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

         The Company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

                             The Furnishing Club
                        (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                             September 30, 2000

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended September 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2000, is as follows:

         Net operation loss carry forward    $       0
         Valuation allowance                 $       0
         Net deferred tax asset              $       0


NOTE 4 - STOCKHOLDERS' EQUITY

     Common Stock

     The authorized common stock of the corporation consists of 20,000,000 shares with a par value $.001 per share.

     Preferred Stock

     The authorized preferred stock of the corporation consists of 5,000,000 shares with a par value of $.001 per share.

     On March 22, 2000, the Company issued 500,000 shares of its $0.001 par value common stock for services valued at $.001 per share, or $500.00.

     On March 28, 2000, the Company issued 100,000 shares of its $0.001 par value common stock for $.20 per share or $20,000.00 cash.

     On September 29, 2000, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation D promulgated there under. The Company sold 240,000 shares of common stock at a price of $0.25 per share for a total amount raised of $60,000.

                             The Furnishing Club
                        (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                             September 30, 2000

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     On September 29, 2000, the Company approved a forward stock split on the basis of 10 for 1, thus increasing the common stock from 840,000 shares to 8,400,000 shares.

NOTE 5 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

     The stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free, if necessary.

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

1.   Statement of Information Furnished

The accompanying audited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals)
necessary to present fairly the financial position as of March 22, 2000 (inception) to September 30, 2000, the results of operations for the period March 22, 2000 (inception) to September 30, 2000 and the cash flows for the period March 22, 2000 (inception) to September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

     The Furnishing Club intends to be a leading online retailer of furniture and home accessories. Our goal is to revolutionize the home furnishing and decorating experience by offering a comprehensive, personalized and service-oriented solution for consumers. Our initial product focus has been furniture, the foundation of home furnishings and the category around which we intend to build customer relationships. As part of our complete home solution, we also intend to sell accessories, including lamps, wall art, rugs, mattresses and linens.

     We intend to make The Furnishing Club a destination for finding all the comforts of home. Through our easy to use Web site, we intend to provide consumers a destination to receive personalized decorating advice, purchase our products and services, and access a wide variety of information and resources. We believe that The Furnishing Club business plan, when implemented will provide:

* convenience through our broad product selection, simplified searching capabilities and quality shipping programs;

* personalized customer experiences , persona shopping service, tailored product selections and targeted editorial content and promotional offers;

* detailed product information and decorating advice to empower customers to make confident home furnishing and decorating decisions;

*    superior customer service throughout The Furnishing Club experience; and

* compelling value to our customers through lower prices and a favorable shopping experience as compared to traditional retail stores.

Results of Operations for the period March 22, 2000 (inception), to September 30, 2000.

     Total operating expenses from continuing operations were $27,502 for the period March 22, 2000 (inception), to September 30, 2000. The increase in expenses was primarily the result of general and administrative expenses during the period March 22, 2000 (inception), to September 30, 2000.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves

As of September 30, 2000 (Audited)

     As of September 30, 2000, the Company's assets were $62,929 and its liabilities were $10,149, resulting in equity of $52,998.

     The Company has continued to fund its cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8--K.

     None


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE FURNISHING CLUB
(Registrant)



By:/s/____ Hue Do_____
     Hue Do, President

Date: October 20, 2000