Form 10KSB
period 2000-12-31
FURNISHING CLUB
filed 2001-02-20
CIK 1125028

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2000

                      Commission file number 000-31713

                             THE FURNISHING CLUB
           (Exact name of registrant as specified in its charter)

Nevada                                            88-0455472
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

7386 Cobble Field St.
Las Vegas, NV                                     89123
(Address of principal executive offices)          (zip code)

                Issuer's Telephone Number:    (702) 458,6950

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      No      X

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
December   31,   2000,  was  8,400,000  shares,  held  by  approximately   57
stockholders.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     The Company, a development stage company, was organized March 22, 2000 as a Nevada corporation, and has a limited operation history. The Furnishing Club was organized to develop a business as an online retailer of furniture and home accessories.

Principal Products Or Services And Their Markets

     The Furnishing Club intends to be an online retailer of furniture and home accessories. Our goal is to offer a comprehensive, personalized and service-oriented solution for consumers seeking home furnishings and decorating via the Internet. Our initial product focus will be furniture, the foundation of home furnishings and the category around which we build customer relationships. We intend to offer furniture for every room of the home, including beds, tables, desks, entertainment centers and upholstered sofas and chairs. As part of our complete home solution, we may sell accessories, including lamps, wall art, rugs, mattresses and linens.

     We intend to offer comprehensive selections with a broad range of styles and prices from a broad base of manufacturers.

     The home furnishings industry is large and highly fragmented. According to Furniture Today, the top 10 furniture retailers accounted for less than 15% of the retail furniture market in 1998. According to the U.S. Census Bureau, in 1998 the home furnishings market exceeded $150 billion, and the market for household furniture and home accessories was $72 billion. The home furnishings manufacturing industry is also extremely fragmented. According to the most recent U.S. Department of Commerce Economic Census, there were more than 5,500 manufacturers of household furniture in 1997, 95% of which had annual sales of less than $10 million.

     We intend to make The Furnishing Club a destination for finding all the comforts of home. Upon completion of our easy to use Web site, we intend to provide consumers a destination to receive personalized decorating advice, purchase our products and services, and access a wide variety of information and resources. We believe that The Furnishing Club business plan, when implemented will provide:

  * convenience through our intended broad product selection, simplified searching capabilities and quality shipping programs;

  * personalized customer experiences, personal shopping service, tailored product selections and targeted editorial content and promotional offers;

  * detailed product information and decorating advice to empower customers to make confident home furnishing and decorating decisions;

  *    superior customer service throughout The Furnishing Club experience; and

  * compelling value to our customers through lower prices and a favorable shopping experience as compared to traditional retail stores.

Industry Overview

Home Furnishing Market. The home furnishings market exceeded $150 billion in 1998, according to the U.S. Census Bureau. This figure does not include retail sales generated by department stores. Of this broad market, which ranges from household furniture and appliances to draperies and glassware, approximately $72 billion was household furniture and home accessories. We believe that growth in both home ownership and house size will further increase demand for home furnishings. According to the U.S. Census Bureau, home ownership is currently at a record high of 67% and the size of an average house has increased 25% since 1980.

Traditional Retail Channel For Home Furnishing. Home furnishings retailing is highly fragmented and, to date, no dominant national home furnishings retailer has emerged. According to FURNITURE TODAY, the top 10 furniture retailers accounted for less than 15% of the retail furniture market in 1998. Traditional retail channels include:

  *    national and regional store-based retailers;

  *    catalog retailers that sell primarily through direct mail;

  *    manufacturers that sell directly to consumers; and

  *    North Carolina and other discount showrooms.

Home Furnishing Manufacturing. Home furnishings manufacturing is highly fragmented and few meaningful brands exist. Based on the most recent U.S. Department of Commerce Economic Census, in 1997 there were more than 5,500 manufacturers of household furniture, 95% of which had annual sales under $10 million. Competition is intense, with manufacturers focused on gaining access to retail distribution rather than building consumer awareness of brands through marketing and advertising. In this environment, few meaningful manufacturer brands have developed. According to a 1998 study sponsored by the Home Furnishing Council, a majority of customers across all demographic groups could not recall the manufacturer brand name of the most expensive piece of furniture that they purchased in the last five years.

Growth Of Consumer Online Commerce. Consumer online commerce continues to grow rapidly. According to Forrester Research, there were approximately 17.4 million online shopping households in the U.S. in 1999. This number is projected to grow to more than 46 million, representing approximately 44% of total U.S. households, by 2003. This represents approximately a 28% compound annual growth rate. U.S. online sales were estimated to be more than $20 billion in 1999 and are projected to grow to more than $143 billion by 2003, a compound annual growth rate of approximately 64%. In addition, the average dollar amount of annual online purchases per U.S. online household during 1999 was estimated to be more than $1,100 and is projected to increase to more than $3,000 by 2003, a compound annual growth rate of approximately 29%.

Growth Of Online Home Furnishing Sales. Consumers regularly purchase furniture and home accessories without actually viewing the merchandise. In stores, many consumers buy from binders containing product images and swatches. Consumers are also buying an increasing amount of home furnishings through direct marketing channels. According to the Direct Marketing Association, in 1998, catalogs featuring home furnishings and housewares represent approximately 20% of approximately $87 billion in catalog retail sales.

     Forrester Research estimates that online revenues from home furnishings sales will grow from $518 million in 1999 to $6.4 billion in 2003, a compound annual growth rate of approximately 87%. Forrester estimates that online revenues from the household furniture component of home furnishings sales will grow from $268 million in 1999 to $2.8 billion in 2003, a compound annual growth rate of approximately 80%.

Limitations Of The Traditional Retail Experience. We believe that consumers face significant challenges furnishing and decorating their homes. In the 1998 Home Furnishing Council survey, consumers described the home furnishings retail experience as one of frustration and confusion. The study also found that approximately 80% of consumers purchasing new furniture disliked shopping for furniture. We believe the dissatisfaction with the shopping experience has resulted in significant pent-up demand for home furnishings by consumers who have avoided the traditional retail experience. Consumers buying home furnishings through traditional retail channels are frustrated and dissatisfied by the following:

     Lack Of Convenience. Traditional retailers generally fail to meet consumers' desires to conveniently furnish and decorate their homes.

     No Comprehensive One-Stop Solution. Traditional retailers must limit their product offerings, primarily due to space constraints and inventory carrying costs, which forces consumers to visit several stores to meet all their home furnishings needs. According to the 1998 Home Furnishing Council survey, consumers make an average of 5.9 shopping trips to 3.7 store-based retailers before buying a single piece of furniture.

     Difficult Search Process. At traditional retail stores, consumers must often search through cumbersome binders provided by manufacturers containing product images and swatches. These binders are often poorly arranged, require a significant investment of time to sort through and typically provide little, if any, information regarding the quality, construction and care of the items being considered.

     Time Consuming Shopping Experience. Many busy consumers are not willing or able to take the time it has traditionally taken to furnish and decorate their homes. This problem is compounded by the fact that furnishing and decorating is often a process involving multiple decision-makers, who can shop together only at night or on weekends.

     Limited Information And Decorating Advice. Given the structure and limitations of the traditional home furnishings industry, we believe that consumers face significant challenges furnishing and decorating their homes through traditional retail channels.

     Few Meaningful Manufacturer Brands. The absence of manufacturer brand awareness in the home furnishings industry leaves consumers without a credible indicator for style, quality or value. In many other considered purchases, consumers can rely on brand identities to aid in their decision-making process.

     Ineffective Sales Assistance. According to the 1998 Home Furnishing Council survey, 74% of consumers would prefer to shop for home furnishings without a salesperson. Dissatisfaction with salespeople results from their inability to provide decorating advice, their lack of product knowledge and perceived biases resulting from their commission-based pay structure.

     Limited Product Information. Many retail stores do not provide consumers with written product information or fabric or finish samples. The lack of information, together with the absence of an authoritative resource rating home furnishings products, makes it difficult for consumers to compare and assess the value of items under consideration.

     Inability To Visualize Decorating Solutions. In a typical retail environment consumers are unable to visualize how their new selections will fit into their homes. Most consumers find it difficult to imagine layouts, color schemes or furniture scale, making it a challenge to design an integrated room solution.

     Poor Customer-Service Follow Through. We believe the traditional home furnishings experience is characterized by poor customer service. Traditional retailers devote only limited resources to customer care from purchase through delivery. Delivery can take months and, as a result of limited tracking capabilities, consumers are usually unable to obtain information regarding order status. In addition, retailers often charge customers for delivery and, if a customer returns an order, the customer is typically charged a restocking fee.

Markets And Marketing

     The Furnishing Club plans to implement a comprehensive campaign to market and promote The Furnishing Club. Our marketing and promotion strategy will be designed to:

  *    build The Furnishing Club brand recognition;

  *    increase consumer traffic to our Web site;

  *    convert browsers into buyers; and

  *    build loyal customer relationships and maximize repeat purchases.

     We intend to commence our targeted advertising and marketing campaign to increase awareness of The Furnishing Club brand and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and expanding the scope of our strategic relationships. We believe that the use of multiple marketing channels reduces reliance on any one source of customers and maximizes our brand awareness.

     In addition to the specific strategies discussed below, we intend to maximize the lifetime value of our customers by focusing on customer care, satisfaction and retention.

Online Advertising. We plan to engage in targeted online advertising to promote The Furnishing Club brand name and product offerings. We intend to pursue agreements with major portals, including AOL, AltaVista, Excite@Home, Lycos, MSN and Yahoo! to feature The Furnishing Club in the shopping, home and other relevant areas on these portals. These agreements should provide us with a prominent position in the home-related shopping areas of these major portals and access to the majority of "furniture" search keyword inventory. Competition

     The online home furnishing and decorating category is relatively new, rapidly evolving and competitive, with several well-funded participants seeking category leadership. We expect to face competition in all product categories we attempt to enter. Barriers to entry are low, and current and new competitors can launch Web sites at minimal cost.

     The Furnishing Club potentially competes with:

  * traditional retailers of home furnishings in both their physical store and online operations, including furniture stores such as Ethan Allen, Heilig-
     Myers and Levitz Furniture, department stores such as Dayton Hudson, Federated Department Stores, J.C. Penney Company, May Department Stores Company and Sears, Roebuck and Company and specialty retailers such as Bed Bath & Beyond, Linens 'n Things and Pier 1 Imports;

  * other online retailers of home furnishings such as FurnitureFind.com, HomePoint.com and BeHome.com;

  * catalog and multichannel retailers of home furnishings such as Fingerhut, Pottery Barn and Spiegel;

  * manufacturers of home furnishings that sell directly to end-customers, either through physical retail or online channels; and

  * Internet portals and online service providers that feature shopping services, such as AltaVista, AOL, Excite@Home, Lycos and Yahoo!.

     We believe that the following are the principal competitive factors in our category:

  *    selection;

  *    retailer brand recognition;

  *    quality of customer experience from shopping through delivery;

  *    product information and content; and

  *    price and value.

     Many of our potential competitors, particularly the traditional store-based retailers, have longer operating histories and greater financial and other resources than The Furnishing Club, which they may devote to online enterprise development. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors.

     Our potential competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we do. Traditional store-based retailers also have the advantage of allowing customers to physically see and feel products in a manner that is not possible over the Internet. Given our limited operating history, many of our potential competitors have significantly greater experience selling home furnishing products than we do. For example, established catalog retailers showrooms may have greater experience than we do in marketing and selling home furnishings without in-person customer interaction.

Product Development

     Our  success  is  dependent  on  our  keeping  pace  with  advances   in
technology. If we are unable to keep pace with advances in technology, consumers may stop purchasing products on our web site.

     The Internet and online commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our planned Web site and technology obsolete. If we are unable to adapt to changing technologies, our business could be harmed. Our performance will depend, in part, on our ability to implement our planned services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our intended Web site and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our Web site or other proprietary technology to customer requirements or to emerging industry standards. New services or features that we introduce on our Web site may contain errors, and we may need to modify the design of these services and features to correct errors. If customers encounter difficulty with or do not accept new services or features, they may buy from our competitors and our sales may decline. Additionally there may be significant delays in developing and launching our Web site.

Personnel

     The Furnishing Club employs one person, Hue Do the sole Officer and Director of the Company, on a part time basis. We do not plan to add additional employees until our Web site is complete and the procedures are in place to commence operations.

Risks

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

     Despite Management's belief that the Company can effectively compete because of its intended emphasis as an online retailer of furniture and home accessories, the Company's ability to succeed will depend upon a number of factors, including its ability to secure funding, assemble a large amount of text and visual data needed for resource viewing and research, develop its web site quickly enough to encourage users to increase time spent at the site, and convince advertisers to sponsor and maintain ongoing funding of the site.

     The Company's viability is substantially dependent upon the widespread acceptance and use of the Internet. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for online retailers. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet. The failure to resolve critical issues concerning use of the Internet, the failure of the necessary infrastructure to develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a viable medium would have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

     The Company's performance and future operating results are substantially dependent on the continued service and performance of its current Management. The Company intends to hire a relatively small number of additional technical and marketing personnel in the next year. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of the Company's current Management or the inability to attract and retain the necessary technical, and marketing personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

     The current officer, Mrs. Hue Do, is the sole officer and director of the company and has control in directing the activities of the Company. She is involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, Mrs. Do may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officer and director have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, she has verbally agreed to limit her roles in all other business activities to roles of passive investor and devote full time services to the Company once the Company's Web site is operational.

  While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of development or the inherent risks associated with the Company's planned Internet business. These risks include a lack of a proven market for the Company's web site, lack of equity funding, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the stockholders. Among the options that would be considered are:

*    acquisition of another product or technology,

* or a merger or acquisition of another business entity that has revenue and/or long-term growth potential.

  However, there are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

  At this time, the Company is conceptually designing its Web site and contacting manufactures and wholesalers for product.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's principal executive office address is 7386 Cobblefield Street, Las Vegas, Nevada 89123. The principal office and telephone number are provided by the sole officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital and then begins hiring new employees per its business plan.

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company plans to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers
(NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

     As of the date of this filing, there is no public market for the Company's securities. As of January 31, 2001, the Company had 57 stockholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company's current cash balance is $45,334. Management believes the current cash balance is sufficient to fund the current minimum level of operations through September 30, 2001, however, in order to advance the Company's business plan the Company must raise additional capital through the sale of equity securities. To date, the Company has sold $80,000 in equity securities and used approximately $10,000 for legal fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

     Management has made initial progress in implementing its business plan by commencing design of its Web site. The Company intends to use its initial equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated web site programming, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-7 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name              Age  Title
Hue Do            42   President, Director, Secretary, Treasurer

Duties, Responsibilities and Experience

Hue Do. Hue Do has held the position of President, Secretary, Treasurer, and Director of the Company from inception. Since 1995 Mrs. Do has held a position as technician in the cosmetic and hair salon industry. During her spare time Mrs. Do has concentrated her efforts on computers and the Internet, with a focus on e-Commerce. Mrs. Do's interest in the furniture business is directly related to her contact with family members who manufacture wholesale and retail furniture.

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

     No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

     No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

     No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation of the Company's executive officer and director during each of the fiscal years since inception of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

Summary Compensation Table

                                                         Long Term
                       Annual Compensation              Compensation
 Name and                                       Restricted
 Principal         Salary          Other Annual    Stock
 Position    Year   (1)     Bonus  Compensation     (2)     Options  Others
Hue  Do   -
President    2000  $15,914                        1,000,000

(1)  Through December 31, 2000
(2)  After  10:1 forward spilt.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2000, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                              Number     Percent
       Name of Beneficial Owner(1)          Of Shares       Of
                                                        Ownership
Hue Do                                       1,000,000      11.90%

Tim Do (2)                                   1,000,000      11.90%

Todd Ream                                                   35.71%
2123 Maple Springs St.
Henderson, Nevada 89015                      3,000,000

Ant Inc.                                                    11.90%
1850 E. Flamingo Rd. #111
Las Vegas, Nevada 89119                      1,000,000

Titanium Financial Fund (3)                                  9.29%
2620 S. Maryland Parkway #195
Las Vegas, 89109                               780,000
------------------------------------------------------------------
All Directors & Officers as a Group          2,000,000      23.81%
------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 1, 2000 the Company entered into an agreement with Hue Do wherein Mrs. Do would receive a six month employment contract, for $1,500 per month concurrent with her contribution into the Company of her intellectual property rights pertaining to the concept of marketing and distributing furniture through the Internet. Mrs. Do and her husband, Tim Do, each received 1,000,000 shares after 10:1 forward split of common stock in the Company for assistance in the corporate formation.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
     3.1* Certificate  of Incorporation filed as an exhibit to the  Company's registration statement on Form 10-SB filed on October 6, 2000, and incorporated herein by reference.
     3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on October 6, 2000, and incorporated herein by reference.
     23   Consent of Accountants
     _____
     *    Previously filed
     (b) There were no reports on Form 8-K filed by the Company during the year ended December 31, 2000.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FURNISHING CLUB

                                   By:/s/ Hue Do
                                         Hue Do, President

                                   Dated:    February 20, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Hue Do
Hue Do                   Director            February 20, 2001

                              TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-9

                           BARRY L. FRIEDMAN, P.C.
                         Certified Public Accountant

1582 TULITA DRIVE                           OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                    FAX NO. (702) 896-0278

                        INDEPENDENT AUDITORS' REPORT

Board of Directors                          January 17, 2001
The Furnishing Club
Las Vegas, NV

     I have audited the accompanying Balance Sheets of The Furnishing Club (A Development Stage Company), as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the period March 22, 2000, (inception), to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Furnishing Club (A Development Stage Company), as of December 31, 2000, and the results of its operations, stockholders' equity, and cash flows for the period March 22, 2000, (inception), to December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Barry Friedman
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                             THE FURNISHING CLUB
                        (A Development Stage Company)
                              December 31, 2000


                                BALANCE SHEET

                                   ASSETS
CURRENT ASSETS
     Cash                                                     $     45,334
                                                              ------------
     TOTAL CURRENT ASSETS                                     $     45,334
                                                              ------------
OTHER ASSETS
     Deposits                                                  $       218
                                                              ------------
     TOTAL OTHER ASSETS                                       $        218
                                                              ------------
  TOTAL ASSETS                                                $     45,552
                                                               ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable                                        $       1,018
                                                             -------------
     TOTAL CURRENT LIABILITIES                               $       1,018
                                                             -------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares
   issued and outstanding at
   December 31, 2000-None                                    $           0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   issued and outstanding at
   December 31, 2000-8,400,000 shares                        $       8,400

Additional paid-in capital                                          72,100

Deficit accumulated during
development stage                                                  (35,966)
                                                               ------------
     TOTAL STOCKHOLDER'S EQUITY                                $    44,534
                                                              ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                      $     45,552
                                                              ============

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)
               March 22, 2000,(Inception) to December 31, 2000


                           STATEMENT OF OPERATIONS

INCOME
Revenue                                                           $         0
                                                                  -----------
EXPENSE
General and
Administrative                                                    $    36,590
                                                                  -----------
TOTAL EXPENSES                                                    $    36,590
                                                                  -----------
Net Loss for Operations                                            $  (36,590)
Add:  Interest Income                                                     624
                                                                  -----------
NET LOSS                                                             $(35,966)
                                                                 ============
Net profit/Loss (-)
per weighted shares (Note #1)                                      $   (.0043)
                                                                 ============
Weighted average
number of common
shares outstanding                                                  8,400,000
                                                                 ============

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)
               March 22, 2000,(Inception) to December 31, 2000


                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    Deficit
                                                                  accumulated
                                                      Additional     during
                                    Common Stock        paid-in   development
                                Shares        Amount    Capital      stage
                               ----------  ---------  ----------  -----------
March 22, 2000
Issued for Corporate
Services                          500,000    $    500   $       0

March 28, 2000
Issued for cash                   100,000         100      19,900

September 29, 2000
Issued for cash                  240, 000         240      59,760

September 29, 2000
Forward Stock Split
10 to 1                         7,560,000       7,560     (7,560)

Net loss
March 22, 2000,
(Inception) to
December 31, 2000                                                    $(35,966)
                               ----------  ----------  ----------  -----------
Balance
December 31, 2000               8,400,000   $   8,400   $  72,100  $  (35,966)
                                 ========    ========  ==========  ===========

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)
               March 22, 2000,(Inception) to December 31, 2000

                           STATEMENT OF CASH FLOWS
Cash Flows from
Operating Activities
  Net loss                                                       $    (35,966)
  Adjustment to reconcile
  net loss to net cash
  provided by operating
  activities

  Issue Common Stock
  For Services                                                            500

Changes in assets and
Liabilities
  Accounts Payable                                                      1,018
  Deposits                                                               (218)
                                                               --------------
Net cash used in
operating activities                                            $     (34,666)

Cash Flows from
Investing Activities                                                        0

Cash Flows from
Financing Activities                                                        0

  Issuance of Common
  Stock for cash                                                       80,000
                                                                -------------
Net increase in cash                                            $      45,334

Cash,
beginning of period                                                         0
                                                                -------------
Cash,
end of period                                                   $      45,334
                                                                 ============

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000

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

Cash and equivalents

     The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                              December 31, 2000

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

Loss Per Share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 2000, the Company had no dilative common stock equivalents such as stock options.

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

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                              December 31, 2000

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended December 31, 2000. The Company's total deferred tax asset as of December 31, 2000, is as follows:

Net operation loss carry forward$ 35,966
Valuation allowance        $ 35,966
Net deferred tax asset $          0


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

     On September 29, 2000, the Company completed a public offerings that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 240,000 shares of common stock at a price of $0.25 per share for a total amount raised of $60,000

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                              December 31, 2000

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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