Form 10QSB
period 2001-03-31
FURNISHING CLUB
filed 2001-05-08
CIK 1125028

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2001

                      Commission file number 000-31713

                             THE FURNISHING CLUB
           (Exact name of registrant as specified in its charter)

Nevada                                                            88-0455472
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

7386 Cobble Field St
Las Vegas, Nevada                                                      89123
(Address of principal executive offices                           (zip code)

                               (702) 458-6950
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                              Outstanding at
Class                                                         March 31, 2001
Common Stock, par value $0.001                                     8,400,000


                        ITEM 1.  FINANCIAL STATEMENTS

                             THE FURNISHING CLUB
                        (A Development Stage Company)
                               March 31, 2001


                                BALANCE SHEET
                                 (unaudited)

                                   ASSETS
CURRENT ASSETS
     Cash                                                    $       32,537
                                                             --------------
     TOTAL CURRENT ASSETS                                    $       32,537
                                                             --------------
OTHER ASSETS
     Deposits                                                $          218
                                                             --------------
     TOTAL OTHER ASSETS                                      $          218
                                                             --------------
  TOTAL ASSETS                                               $       32,755
                                                                ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable                                            $        0
                                                             --------------
     TOTAL CURRENT LIABILITIES                                   $        0
                                                             --------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares
   issued and outstanding at
   March 31, 2001-None                                       $            0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   issued and outstanding at
   March 31, 2001-8,400,000 shares                            $       8,400

Additional paid-in capital                                           72,100

Deficit accumulated during
development stage                                                 $(47,745)
                                                             --------------
     TOTAL STOCKHOLDER'S EQUITY                                 $    32,755
                                                             --------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                       $     32,755
                                                               ============

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                 (unaudited)

                                                               March 22,
                                                                  2000
                                  Three Months   Three Months (inception)
                                   Ended March   Ended March  to March 31,
                                    31, 2001       31, 2000       2001
                                  ------------   -----------  -----------
INCOME
Revenue                             $        0     $        0   $        0
                                    ----------     ----------   ----------
EXPENSE
General and
Administrative                      $   11,954     $   10,707   $   48,544
                                    ----------     ----------   ----------
TOTAL EXPENSES                      $   11,954     $   10,707   $   48,544
                                    ----------     ----------   ----------
Net Loss for Operations            $  (11,954)    $  (10,707)   $ (48,544)
Add:  Interest Income                      175              0          799
                                    ----------     ----------   ----------
NET LOSS                             $(11,779)      $(10,707)    $(47,745)
                                    ==========     ==========   ==========
Net profit/Loss (-)
per weighted shares (Note #1)        $   (.00)      $   (.02)    $   (.01)
                                   ===========    ===========  ===========
Weighted average
number of common
shares outstanding                   8,400,000        600,000    8,400,000
                                   ===========    ===========  ===========

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)
                               March 31, 2001

                           STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                                March 22,
                                                                  2000
                                  Three Months  Three Months   (inception)
                                   Ended March   Ended March  to March 31,
                                    31, 2001      31, 2000        2001
                                  ------------  ------------  ------------
Cash Flows from
Operating Activities
  Net loss                          $  (11,779)   $  (10,707)   $  (47,745)
  Adjustment to reconcile
  net loss to net cash
  provided by operating
  Activities

Issue Common Stock
For Services                                              500           500

Changes in assets and
Liabilities
  Deposits                                (218)         (218)         (218)
                                    -----------   -----------   -----------
Net cash used in
operating activities                $  (11,997)   $  (10,425)   $  (47,463)

Cash Flows from
Investing Activities                          0             0             0

Cash Flows from
Financing Activities                          0             0             0

Issuance of Common
Stock for cash                                0        20,000        80,000
                                   ------------  ------------  ------------
Net increase in cash               $   (11,997)     $   9,575    $   32,537

Cash,
beginning of period                      44,534             0             0
                                   ------------  ------------  ------------
Cash,
end of period                      $     32,537   $     9,575  $     32,537
                                   ============  ============  ============

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2001

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

Cash and equivalents

     The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                               March 31, 2001

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

Loss Per Share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2001, the Company had no dilative common stock equivalents such as stock options.

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

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                               March 31, 2001

NOTE 3 - INCOME TAXES

     There  is  no provision for income taxes for the period ended March  31,
2001.   The  Company's total deferred tax asset as of March 31, 2001,  is  as follows:

Net operation loss carry forward          $ 47,745
Valuation allowance                       $ 47,745
Net deferred tax asset                $          0


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

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                               March 31, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock

     The authorized preferred stock of the corporation consists of 5,000,000 shares with a par value of $.001 per share. No Preferred shares have been issued.

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

Statement of Information Furnished

    The unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position March 31, 2001, the results of operations for the period ending March 31, 2001 and the cash flows for the period ending March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

     We are a development stage company incorporated in Nevada on March 22, 2000. We initially intended to be an online retailer of furniture and home accessories. However, upon completion of our initial market analysis of the furniture market and the difficulties with shipping, manufacturing and consumer response, we have decided to focus our efforts primarily on the home accessories market, while offering selected furniture items on a limited basis.

     We have made initial progress in implementing our business plan by commencing design of our website, registering our domain name (www.furnishingclub.com), evaluating our business model and completing our initial equity fund raising.

     In evaluating our plan of operation for fiscal 2001 we have decided to redefine our business focus towards home accessories rather than home furnishings. We have based this decision on various factors including:

* the bankruptcy of furniture.com (which was a potential major competitor in our intended line of business);
*    the failure of kozyhome.com (another potential competitor);
*    the cost of shipping related to furniture;
*    difficulties with inventory availability;
*    delivery schedules and shipping methods;
*    return and processing complications; and

*    public reception to our business plan.

     We intend to use our equity capital to fund our redesigned business plan as cash flow from sales is not estimated to begin until year two of our business plan. We will face considerable risk in each business plan step, such as difficulty of hiring competent personnel within our budget, longer than anticipated website programming, and a shortfall of funding due to our inability to raise capital in the equity securities market.

     Investors should be particularly aware of development or the inherent risks associated with our planned Internet business. These risks include the development stage and lack of a proven market for our website, lack of equity funding, and our size compared to the size of competitors. Although we intend to implement our business plan through the foreseeable future and will do our best to mitigate the risks associated with our business plan, there can be no assurance that such efforts will be successful. We have no liquidation plans should we be unable to receive funding. Should we be unable to implement our business plan, we would investigate all options available to retain value for our stockholders. Among the options that would be considered are:

     *    acquisition of another product or technology,

     *    or a merger or acquisition of another business entity.

   If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant until such time as necessary funds could be raised in the equity securities market or a merger or acquisition candidate can be located.

Results of Operations for the period ending March 31, 2001

      Total operating expenses from operations were $11,952 for the period ending March 31, 2001. The expenses were primarily the result of legal and general and administrative expenses during the period ending March 31, 2001. Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation

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

Liquidity and Capital Reserves

As of March 31, 2001 (Unaudited)

     As of March 31, 2001, the Company's assets were $32,757 and its liabilities were $0, resulting in equity of $32,757.

     The Company has continued to fund its cash flow from private placements of the Company's common stock. It is anticipated that the sale of the Company's stock or potential debt borrowings will be utilized until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

     The Company's management is continually evaluating its business strategy on a daily basis to conform to its foremost priority of increasing stockholder value, while maintaining costs.

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



By:/s/ Hue Do
      Hue Do, President

Date: May 8, 2001