Form 10QSB
period 2001-06-30
FURNISHING CLUB
filed 2001-07-23
CIK 1125028

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2001

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

                                                              Outstanding at
Class                                                          June 30, 2001
Common Stock, par value $0.001                                     8,400,000


                        ITEM 1.  FINANCIAL STATEMENTS

                             THE FURNISHING CLUB
                        (A Development Stage Company)
                                June 30, 2001

                                BALANCE SHEET
                                 (unaudited)

                                   ASSETS
                                                 (Unaudited)   December 31,
                                                June 30, 2001      2000
CURRENT ASSETS
     Cash                                        $      31,512  $     45,334
                                                 -------------  ------------
     TOTAL CURRENT ASSETS                        $      31,512  $     45,334
                                                 -------------  ------------
OTHER ASSETS
     Deposits                                    $         218  $        218
                                                 -------------  ------------
     TOTAL OTHER ASSETS                          $         218  $        218
                                                 -------------  ------------
  TOTAL ASSETS                                   $      31,730  $     45,552
                                                 =============   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable                            $           0  $      1,018
                                                 -------------  ------------
     TOTAL CURRENT LIABILITIES                   $           0  $      1,018
                                                 -------------  ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares
   issued and outstanding at
   June 30, 2001-None                            $           0  $          0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   issued and outstanding at
   June 30, 2001-8,400,000 shares                $       8,400  $      8,400

Additional paid-in capital                              72,100        72,100

Deficit accumulated during
development stage                                     (48,770)      (35,966)
                                                 -------------  ------------
     TOTAL STOCKHOLDER'S EQUITY                  $      31,730  $     44,534
                                                 -------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $      31,730  $     45,552
                                                 =============  ============

  The accompanying notes are an integral part of these financial statements


                             THE FURNISHING CLUB
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                 (unaudited)

                      Three      Three   Six Months  Six Months  March 22,
                      Months     Months  Ended June  Ended June     2000
                      Ended    Ended June 30, 2001    30, 2000  (inception)
                     June 30,   30, 2000                        to June 30,
                       2001                                         2001
                     --------   --------  ---------   --------- -----------
INCOME
Revenue              $      0   $      0   $       0  $       0   $        0
                     --------   --------   ---------  ---------   ----------
EXPENSE
General and
Administrative       $  1,025   $ 10,956   $  12,979  $  21,664   $   49,569
                     --------   --------   ---------  ---------   ----------
TOTAL EXPENSES       $  1,025   $ 10,956   $  12,979  $  21,664   $   49,569
                     --------   --------   ---------  ---------   ----------
Net Loss for         $(1,025)  $(10,956)   $(12,979)  $(21,664)   $ (49,569)
Operations
Add: Interest
Income                      0          0         175          0          799
                     --------   --------   ---------  ---------   ----------
NET LOSS             $(1,025)  $(10,956)   $(12,804)  $(21,664)    $(48,770)
                     ========  =========   =========  =========   ==========
Net profit/Loss (-)
per weighted shares
(Note #1)            $  (.00)  $   (.02)   $   (.00)  $   (.04)    $   (.01)
                     ========  =========   =========  =========  ===========
Weighted average
number of common
shares outstanding  8,400,000    600,000   8,400,000    600,000    8,400,000
                    =========  =========   =========  =========  ===========

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)
                                June 30, 2001

                           STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                                  March 22,
                     Three       Three                               2000
                     Months     Months    Six Months Six Months  (inception)
                   Ended June Ended June  Ended June Ended June  to June 30,
                    30, 2001   30, 2000    30, 2001   30, 2000       2001
                    --------   --------    --------   --------   -----------
Cash Flows from
Operating
Activities
 Net loss          $ (1,025)    $(10,956)  $(12,804)   $(21,664)  $  (48,770)
 Adjustment to
reconcile
 net loss to net
cash
 provided by
operating
  Activities

Issue Common
Stock
For Services                                                 500          500

Changes in assets
and
Liabilities
 Payroll
Liabilities                0            0    (1,018)           0            0
  Deposits                 0            0          0       (218)        (218)
                   ---------    ---------   --------   ---------  -----------
Net cash used in
operating
activities         $ (1,025)    $(10,956)  $(13,822)   $(21,382)  $  (48,488)

Cash Flows from
Investing
Activities                 0            0          0           0            0

Cash Flows from
Financing
Activities                 0            0          0           0            0

Issuance of
Common
Stock for cash             0            0          0      30,000       80,000
                   ---------    ---------   --------   ---------  -----------
Net increase in    $ (1,025)    $(10,956)  $(13,822)   $   8,618   $   31,512
cash

Cash,
beginning of
period                32,537       19,575     45,333           0            0
                   ---------    ---------   --------   ---------  -----------
Cash,
end of period      $  31,512    $   8,618   $ 31,512   $   8,618  $    31,512
                   =========    =========   ========   =========  ===========

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2001

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

Cash and equivalents

     The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2001.

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                                June 30, 2001

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

Loss Per Share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2001, the Company had no dilative common stock equivalents such as stock options.

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

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                                June 30, 2001

NOTE 3 - INCOME TAXES

     There  is  no provision for income taxes for the period ended  June  30,
2001.   The  Company's total deferred tax asset as of June 30,  2001,  is  as follows:

Net operation loss carry forward          $ 48,770
Valuation allowance                       $ 48,770
Net deferred tax asset                $          0


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

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                                June 30, 2001

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

Statement of Information Furnished

    The unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position June 30, 2001, the results of operations for the period ending June 30, 2001 and the cash flows for the period ending June 30, 2001.

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

Results of Operations for the period ending June 30, 2001

      Total operating expenses from operations were $1,025 for the period ending June 30, 2001. The expenses were primarily the result of legal and general and administrative expenses during the period ending June 30, 2001.

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

Liquidity and Capital Reserves

As of June 30, 2001 (Unaudited)

     As of June 30, 2001, the Company's assets were $31,730 and its liabilities were $0, resulting in equity of $31,730.

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


THE FURNISHING CLUB
(Registrant)

By:/s/ Hue Do
  -----------------------
  Hue Do, President

Date: July 23, 2001