Form 10QSB
period 2001-09-30
FURNISHING CLUB
filed 2001-11-07
CIK 1125028

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2001

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

                                                              Outstanding at
Class                                                     September 30, 2001
Common Stock, par value $0.001                                     8,400,000


                        ITEM 1.  FINANCIAL STATEMENTS

                             THE FURNISHING CLUB
                        (A Development Stage Company)
                             September 30, 2001

                                BALANCE SHEET
                                 (unaudited)

                                   ASSETS
                                                 (Unaudited)   December 31,
                                                September 30,      2000
                                                     2001
CURRENT ASSETS
     Cash                                        $      30,987  $     45,334
                                                 -------------  ------------
     TOTAL CURRENT ASSETS                               30,987        45,334
                                                 -------------  ------------
OTHER ASSETS
     Deposits                                              218           218
                                                 -------------  ------------
     TOTAL OTHER ASSETS                                    218           218
                                                 -------------  ------------
  TOTAL ASSETS                                   $      31,205  $     45,552
                                                 =============   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable                            $           0  $      1,018
                                                 -------------  ------------
     TOTAL CURRENT LIABILITIES                               0         1,018
                                                 -------------  ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares
   issued and outstanding at
   September 30, 2001-None                                   0             0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   issued and outstanding at
   September 30, 2001-8,400,000 shares                   8,400         8,400

Additional paid-in capital                              72,100        72,100

Deficit accumulated during
development stage                                     (49,295)      (35,966)
                                                 -------------  ------------
     TOTAL STOCKHOLDER'S EQUITY                         31,205        44,534
                                                 -------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      31,205  $     45,552
                                                 =============  ============


  The accompanying notes are an integral part of these financial statements


                             THE FURNISHING CLUB
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                 (unaudited)

                                                                 March 22,
                      Three      Three      Nine        Nine        2000
                      Months     Months    Months      Months   (inception)
                      Ended      Ended      Ended       Ended   to September
                    September  September  September   September   30, 2001
                     30, 2001   30, 2000  30, 2001    30, 2000
                     --------   --------  ---------   --------- -----------
INCOME
Revenue              $      0   $      0   $       0  $       0   $        0
                     --------   --------   ---------  ---------   ----------
EXPENSE
General and
Administrative            525      5,689      13,504     27,353       50,094
                     --------   --------   ---------  ---------   ----------
TOTAL EXPENSES            525      5,689      13,504     27,353       50,094
                     --------   --------   ---------  ---------   ----------
Net Loss for            (525)    (5,689)    (13,504)   (27,353)     (50,094)
Operations
Add: Interest
Income                      0          0         175          0          799
                     --------   --------   ---------  ---------   ----------
NET LOSS               $(525)   $(5,689)   $(13,329)  $(27,353)    $(49,295)
                     ========  =========   =========  =========   ==========
Net profit/Loss (-)
per weighted shares
(Note #1)            $  (.00)  $   (.00)   $   (.00)  $   (.00)    $   (.01)
                     ========  =========   =========  =========  ===========
Weighted average
number of common
shares outstanding  8,400,000  8,400,000   8,400,000  8,400,000    8,400,000
                    =========  =========   =========  =========  ===========













The accompanying notes are an integral part of these financial statements


                             THE FURNISHING CLUB
                        (A Development Stage Company)
                             September 30, 2001

                           STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                                  March 22,
                         Three     Three      Nine       Nine        2000
                         Months    Months    Months     Months   (inception)
                         Ended     Ended      Ended     Ended         to
                       September September  September September   September
                        30, 2001  30, 2000  30, 2001   30, 2000    30, 2001
                        --------  --------  --------   --------  -----------
Cash Flows from
Operating Activities
 Net loss               $ (525)   $(5,689)  $(13,329)  $(27,353)  $  (49,295)
 Adjustment to
reconcile
 net loss to net cash
 provided by
operating
  Activities

Accounts Payable              0     10,000          0     10,000            0

Issue Common Stock
For Services                  0          0          0        500          500

Changes in assets and
Liabilities
 Payroll Liabilities          0          0    (1,018)          0            0
  Deposits                    0          0          0      (218)        (218)
                       --------   --------   --------  ---------  -----------
Net cash used in
operating activities      (525)      4,311   (14,347)   (17,071)     (49,013)

Cash Flows from
Investing Activities          0          0          0          0            0

Cash Flows from
Financing Activities          0     50,000          0          0            0

Issuance of Common
Stock for cash                0          0          0     80,000       80,000
                       --------   --------   --------  ---------  -----------
Net increase in cash      (525)     54,311   (14,347)     62,929       30,987

Cash,
beginning of period      31,512      8,618     45,333          0            0
                       --------   --------   --------  ---------  -----------
Cash,
end of period          $ 30,987   $ 62,929    $ 30,987   $  62,929  $    30,987
                       ========   ========   ========  =========  ===========



  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2001

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

Cash and equivalents

     The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2001.

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2001

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

Loss Per Share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2001, the Company had no dilative common stock equivalents such as stock options.

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

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2001

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended September 30, 2001. The Company's total deferred tax asset as of September 30, 2001, is as follows:

Net operation loss carry forward          $ 49,295
Valuation allowance                       $ 49,295
                                         ---------
Net deferred tax asset                    $      0


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

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2001

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

Statement of Information Furnished

    The unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the period ending September 30, 2001 and the cash flows for the period ending September 30, 2001.

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

Results of Operations for the period ending September 30, 2001

     Total operating expenses from operations were $525 for the period ending September 30, 2001. The expenses were primarily the result of general and administrative expenses during the period ending September 30, 2001.

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

Liquidity and Capital Reserves

As of September 30, 2001 (Unaudited)

     As of September 30, 2001, the Company's assets were $31,205 and its liabilities were $0, resulting in equity of $31,205.

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

     None

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports of Form 8-K.

     None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE FURNISHING CLUB
(Registrant)



By:/S/ Hue Do
       Hue Do, President

Date: November 7, 2001