Form 10KSB
period 2001-12-31
FURNISHING CLUB
filed 2002-02-20
CIK 1125028

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2001

                      Commission file number 000-31713

                             THE FURNISHING CLUB
           (Exact name of registrant as specified in its charter)

Nevada                                                            88-0455472
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

800 N. Rainbow Blvd., Suite 208
Las Vegas, NV                                                     89107-1103
(Address of principal executive offices)                          (zip code)

                Issuer's Telephone Number:    (702) 948-5017

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

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
December   31,   2001,  was  8,400,000  shares,  held  by  approximately   43
stockholders.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     We are a development stage company incorporated in Nevada on March 22, 2000. We initially intended to be an online retailer of furniture and home accessories. However, upon completion of our initial market analysis of the furniture market and the difficulties with shipping, manufacturing and consumer response, we decided to focus our efforts primarily on the home accessories market, while offering selected furniture items on a limited basis. The decision was premised upon our continued inability to attract equity capital.

     We have made initial progress in implementing our business plan by commencing design of our website, registering our domain name (www.furnishingclub.com), evaluating our business model and completing our initial equity fund raising.

     In evaluating our plan of operation for fiscal 2001 we decided to redefine our business focus towards home accessories rather than home furnishings. We based this decision on various factors including:

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

     Through out 2001 we intended to use our equity capital to fund our redesigned business plan as cash flow from sales was not estimated to begin until year two of our business plan. However, difficulty of hiring competent personnel within our budget, longer than anticipated website programming, and a shortfall of funding due to our inability to raise capital in the equity securities market forced us to remain dormant most of the year.

     Our audited financial statements have been prepared assuming that we will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

     Investors should be particularly aware of the inherent risks associated with our planned Internet business. These risks include the development stage status of the Company and lack of a proven market for our website, lack of equity funding, and our size compared to the size of competitors. There can be no assurance that our efforts to perfect our business plan will be successful. We have no liquidation plans should we be unable to receive additional funding. Should we be unable to implement our business plan, we would investigate all options available to retain value for our stockholders. Among the options that would be considered are:

*    acquisition of another product or technology, or
*    a merger or acquisition of another business entity.

     We indicated in our September 30, 2001 quarterly filing that if no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant until such time as necessary funds could be raised in the equity securities market or a merger or acquisition candidate can be located. As a result of the market conditions which occurred as the result of the September 11, 2001 attacks on the U.S. and our inability to attract equity capital, we have aggressively pursued discussions with joint venture partners, equity partners, and potential acquisition and merger candidates, although we have not conducted any formal negotiations. We cannot guarantee that we will acquire or merge with a third party, or that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

     In the interim we intend to continue seeking equity capital to make The Furnishing Club a destination for finding home accessories. Upon obtaining sufficient equity or cash from debt, we will complete our website. Once completed we intend to provide consumers a destination to receive personalized decorating advice, purchase our products and services, and access a wide variety of information and resources.

Subsequent Event

      On February 6, 2002, our sole officer and director, Hue Do, appointed John Veltheer as a director and subsequently resigned, leaving Mr. Veltheer as the sole director of the Company. Following his appointment as sole director, Mr. Veltheer elected himself as the sole officer of the Company. Mrs. Do had been unable to secure adequate funding to further the Company's business plan and felt that Mr. Veltheer's experience in fund raising, public company management and business modeling is anticipated to provide the Company with new opportunities and directions that lead to the maximization of stockholder value. More information on Mr. Veltheer can be found in Item 9 of this filing.

Industry Overview

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

Markets And Marketing

     Assuming the availability of capital, the Furnishing Club plans to implement a comprehensive campaign to market and promote The Furnishing Club. Our marketing and promotion strategy will be designed to:

*    build The Furnishing Club brand recognition;
*    increase consumer traffic to our website;
*    convert browsers into buyers; and
*    build loyal customer relationships and maximize repeat purchases.

Competition

     The online home furnishing and decorating category is relatively new, rapidly evolving and competitive, with several well-funded participants seeking category leadership. We expect to face competition in all product categories we attempt to enter. Barriers to entry are low, and current and new competitors can launch website at minimal cost.

The Furnishing Club's concept potentially competes with:

* traditional retailers of home furnishings in both their physical store and online operations, including furniture stores such as Ethan Allen, Heilig-Myers and Levitz Furniture, department stores such as Dayton Hudson, Federated Department Stores, J.C. Penney Company, May Department Stores Company and Sears, Roebuck and Company and specialty retailers such as Bed Bath & Beyond, Linens 'n Things and Pier 1 Imports;
* other online retailers of home furnishings such as FurnitureFind.com, HomePoint.com and BeHome.com;
* catalog and multichannel retailers of home furnishings such as Fingerhut, Pottery Barn and Spiegel;
* manufacturers of home furnishings that sell directly to end-customers, either through physical retail or online channels; and
* Internet portals and online service providers that feature shopping services, such as AltaVista, AOL, Excite@Home, Lycos and Yahoo!.

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

     Our potential competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we do. Traditional store-based retailers also have the advantage of allowing customers to physically see and feel products in a manner that is not possible over the Internet. Given our status as a development stage company the majority of our potential competitors have significantly greater experience selling home furnishing products than we do. For example, established catalog retailers showrooms have greater experience than we do in marketing and selling home furnishings without in-person customer interaction.

Personnel

     The Furnishing Club employed one person, Hue Do the sole Officer and Director of the Company, on a part time basis through February 6, 2002. As discussed in the Subsequent Event section above, John Veltheer has been appointed by Mrs. Do to serve as the sole officer and director of The Furnishing Club. We do not plan to add additional employees until our website is complete and the procedures are in place to commence operations.

Risks

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

     Despite Management's belief that the Company can effectively compete because of its intended emphasis as an online retailer of furniture and home accessories, the Company's ability to succeed will depend upon a number of factors, including its ability to secure funding, assemble a large amount of text and visual data needed for resource viewing and research, develop its website quickly enough to encourage users to increase time spent at the site, and convince advertisers to sponsor and maintain ongoing funding of the site.

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

     The Company's performance and future operating results are substantially dependent on the continued service and performance of its current Management. The Company intends to hire a relatively small number of additional technical and marketing personnel when funding is secured. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of the Company's current Management or the inability to attract and retain the necessary technical, and marketing personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

     The current officer, Mr. John Veltheer, is the sole officer and director of the company and has control in directing the activities of the Company. He is involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, Mr. Veltheer may face a conflict of interest.

The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officer and director have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, he has verbally agreed to limit his roles in all other business activities to roles of passive investor and devote full time services to the Company once the Company's business plan is further developed.

  While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of development or the inherent risks associated with the Company's planned Internet business. These risks include a lack of a proven market for the Company's website, lack of equity funding, and the size of the Company compared to the size of its competitors. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the stockholders. Among the options that would be considered are:

*  acquisition of another product or technology, or
* a merger or acquisition of another business entity that has revenue and/or long-term growth potential.

     However, there are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

     At this time, the Company is seeking sufficient equity capital to conceptually design its website and contact manufactures and wholesalers for product. Until such capital is available, the Company will continue in its status quo operations, or lack thereof.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's principal executive office address for fiscal 2001 was 7386 Cobblefield Street, Las Vegas, Nevada 89123. The principal office and telephone number were provided by the sole officer of the corporation, Hue Do. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes.

     Subsequent to year-end, in conjunction with the appointment of Mr. Veltheer, the Company leased new executive office space at 800 N. Rainbow Blvd., Suite 208, Las Vegas, Nevada 89107-1103. The lease is on a month-to-month basis. Management considers the Company's principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital and then begins hiring new employees per its business plan.

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the shareholders of The Furnishing Club was held on November 15, 2001 and the following was unanimously approved by the stockholders at that meeting.

* The election of Hue Do to the Board of Directors to serve until the next annual meeting and until her successors are elected and qualified; and,
* The reaffirmation of G. Brad Beckstead, CPA as auditors for the next year.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

     As of February 1, 2002, the Company had 43 stockholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

     The following table sets the Monthly low and high prices for our Common Stock as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                   Average Low  Average
                                                  High
              April                   $0.22      $0.22
              May                     $0.50      $0.50
              June                    $0.50      $0.50
              July                    $0.50      $0.50
              August                  $0.50      $0.50
              September               $0.50      $0.50
              October                 $0.50      $0.50
              November                $0.33      $0.34
              December                $0.50      $0.50

Note: The Company started trading in April 2001

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company's cash balance at December 31, 2001 was $15,337. Management believes the current cash balance is sufficient to fund the current minimum level of operations through December 31, 2002, however, in order to advance the Company's business plan the Company must raise additional capital through the sale of equity securities. To date, the Company has sold $80,000 in equity securities and used approximately $29,154 for general and administrative expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

     Management has made initial progress in implementing its business plan by commencing design of its website. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated website programming, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

     Going Concern. The Company's auditors have requested the Company provide a note, Note 4, in the Company's financial statement as follows:

     "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from March 22, 2000 (inception) through the period ended December 31, 2001 of $64,945. In addition, the Company's development activities since inception have been financially sustained by capital contributions."

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-7 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Due to the death of The Furnishing Club's auditor the Company's board of directors held a special meeting and voted to replace its auditor and subsequently ratified the appointment of G. Brad Beckstead, CPA, as its new independent accountant at the Company's annual stockholder meeting.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     On February 6, 2002, Hue Do, our then sole officer and director, appointed John Veltheer as the new sole director of the Company, who subsequently elected himself as the sole officer of the Company. Following Mr. Veltheer's appointment Mrs. Do resigned.

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name               Age   Title
John Veltheer      36    President, Director, Secretary, Treasurer

Duties, Responsibilities and Experience

     John Veltheer. Mr. Veltheer holds the position of President, Secretary, Treasurer, and Director of the Company. Mr. Veltheer possesses a high level of strategic planning and development skills and is especially adept in corporate structuring, finance and fundraising. Over the past five years Mr. Veltheer has been operating as a management consultant, in addition to serving as a director and executive officer of several companies. Mr. Veltheer is currently a strategic consultant for NuCelle, Inc. a division of North American Medical Services Inc. where Mr. Veltheer has restructured corporate operations and assisted in the development of a new business model for the distribution of physician formulated skincare products.

     Mr. Veltheer currently sits on the board of directors of nlwilliams Inc., Infopoint Inc. and Iridium Capital Inc. all of which are private companies. Mr. Veltheer is also the current president of Iridium Capital Inc. From 1997-1999 Mr. Veltheer served as the president of Genesis Investor Relations where he provided investor relations marketing consulting and shareholder communications services to various Canadian start-up corporations. In addition, from 1999-2000 Mr. Veltheer was president and a director of SUMmedia.com Inc. (OTC:BB "ISUM") where he developed an international corporate structure.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Furnishing Club executive officers and directors, and persons who beneficially own more than ten percent of Furnishing Club's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Furnishing Club with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Furnishing Club and written representations from Furnishing Club executive officers and directors, Furnishing Club believes that during the year ended 2001 all forms 3 and 4 were filed on a timely basis for Furnishing Club executive officers and directors.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation of the Company's former executive officer and director, Hue Do, during each of the fiscal years since inception of the Company.

Summary Compensation Table
                                                         Long Term
                       Annual Compensation              Compensation
 Name and                          Other Annual Restricted
 Principal  Year  Salary   Bonus   Compensation    Stock    Options  Others
 Position           (1)                             (2)
Hue Do -
       Sole 2001        0  $5,000             0           0        0       0
officer (3)
            2000  $15,914       0             0   1,000,000        0       0

(1)  Through December 31, 2001
(2)  After  10:1 forward spilt.
(3) Mrs. Do resigned on February 6, 2002 and appointed John Veltheer as the new sole officer and director. From December 31, 2001 to February 6, 2002 Mrs. Do did not receive any compensation from the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2001, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our former director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                                       Number      Percent
            Name of Beneficial Owner(1)               Of Shares      Of
                                                                  Ownership
Hue Do, former sole officer and director               1,000,000      11.90%

John Veltheer, new sole officer and director                   0          0%

Tim Do (2)                                             1,000,000      11.90%

Todd Ream                                              3,000,000      35.71%
2123 Maple Springs St.
Henderson, Nevada 89015

Ant Inc.                                               1,000,000      11.90%
1850 E. Flamingo Rd. #111
Las Vegas, Nevada 89119

Titanium Financial Fund (3)                            770,000         9.16%
2620 S. Maryland Parkway #195
Las Vegas, 89109
                                                     -----------------------
All Directors & Officers as a Group                    2,000,000      23.81%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) Tim Do and Hue Do are counted collectively as a result of their marital status.
(3) These share include 30,000 shares owned by the spouse of the President of Titanium Financial Fund.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 1, 2000 the Company entered into an agreement with Hue Do wherein Mrs. Do would receive a six-month employment contract, for $1,500 per month concurrent with her contribution into the Company of her intellectual property rights pertaining to the concept of marketing and distributing furniture through the Internet.

     For the year ended December 31, 2001, Mrs. Do was paid bonus income of $5,000 for her continued services as sole officer and director for the Company.

     Mrs. Do and her husband, Tim Do, each received 1,000,000 shares after 10:1 forward split of common stock in the Company for assistance in the corporate formation.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
     3.1* Certificate  of Incorporation filed as an exhibit to the  Company's registration statement on Form 10-SB filed on October 6, 2000, and incorporated herein by reference.
     3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on October 6, 2000, and incorporated herein by reference.
     23   Consent of Accountants
     _____
     *    Previously filed
     (b) There was one report on Form 8-K filed by the Company during the year ended December 31, 2001.
              1)  8-K Filed on May 1, 2001 - Change of Auditor

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE FURNISHING CLUB

                                   By:/s/ John Veltheer
                                         John Veltheer, President

                                   Dated:    February 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ John Veltheer
John Veltheer            Director            February 14, 2002

                              TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                     F-6 - F-10

G. BRAD BECKSTEAD
Certified Public Accountant
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702.257.1984
                                                             702.362.0540 fax

                        INDEPENDENT AUDITOR'S REPORT

                              January 18, 2002

Board of Directors
The Furnishing Club
Las Vegas, NV

I have audited the Balance Sheets of The Furnishing Club (the "Company") (A Development Stage Company), as of December 31, 2001 and December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2001, the period March 22, 2000 (Date of Inception) to December 31, 2000, and the period March 22, 2000 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Furnishing Club (A Development Stage Company) as of December 31, 2001 and December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2001, the period March 22, 2000 (Date of Inception) to December 31, 2000, and the period March 22, 2000 (Date of
Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome  of   this
uncertainty.

G. Brad Beckstead, CPA

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                                BALANCE SHEET

                                   ASSETS
                                                      For the Year Ended
                                                         December 31,
                                                       2001         2000
CURRENT ASSETS
     Cash                                          $     15,337  $    45,334
                                                   ------------  -----------
     TOTAL CURRENT ASSETS                                15,337       45,334
                                                   ------------  -----------
OTHER ASSETS
     Deposits                                               218          218
                                                   ------------  -----------
     TOTAL OTHER ASSETS                                     218          218
                                                   ------------  -----------
                                                   $     15,555  $    45,552
                                                    ===========  ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable                              $          0  $     1,018
                                                   ------------  -----------
     TOTAL CURRENT LIABILITIES                                0        1,018
                                                   ------------  -----------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares;
   none issued and outstanding                                0            0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   8,400,000 issued and outstanding at
   December 31, 2000 and 2001                             8,400        8,400

Additional paid-in capital                               72,100       72,100

(Deficit) accumulated during
development stage                                      (64,945)     (35,966)
                                                   ------------  -----------
     TOTAL STOCKHOLDER'S EQUITY                          15,555       44,534
                                                   ------------  -----------

                                                   $     15,555  $    45,552
                                                   ============  ===========

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)


                           STATEMENT OF OPERATIONS

                                                     For the       For the
                                                   Period March Period March
                                         For the    22, 2000,     22, 2000,
                                        Year Ended (Inception)   (Inception)
                                         December  to December   to December
                                           31,       31, 2000     31, 2001
                                           2001
INCOME
Revenue                                $        0   $         0   $         0
                                       ----------   -----------   -----------
EXPENSE
General and
Administrative                             29,154        36,590        65,744
                                       ----------   -----------   -----------
TOTAL EXPENSES                             29,154        36,590        65,744
                                       ----------   -----------   -----------
Net Operating Loss                       (29,154)      (36,590)      (65,744)
Other Income/ (Expense)
      Interest Income                         175           624           799
                                       ----------   -----------   -----------
NET (LOSS)                             $ (28,979)   $  (35,966)   $  (64,945)
                                       ==========   ===========   ===========
Net profit(loss)
per weighted shares                    $        0   $         0   $         0
                                       ==========   ===========   ===========
Weighted average
number of common
shares outstanding                      8,400,000     8,400,000     8,400,000
                                       ==========   ===========   ===========

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)
               March 22, 2000,(Inception) to December 31, 2001


                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                    (Deficit)
                                                   accumulated
                                        Additional    during        Total
                        Common Stock     paid-in   development  Stockholders'
                      Shares    Amount   Capital      stage        Equity
                     ----------  ------ ---------- -----------  -------------
 March 22, 2000
 Issued for
 Corporate
 Services               500,000  $  500 $        0  $         0 $         500

 March 28, 2000
 Issued for cash        100,000     100     19,900                     20,000

 September 29, 2000
 Issued for cash        240,000     240     59,760                     60,000

 September 29, 2000
 Forward Stock Split
 10 to 1              7,560,000   7,560    (7,560)                          0

 Net loss
 March 22, 2000,
 (Inception) to
 December 31, 2000                                     (35,966)      (35,966)
                     ----------  ------ ----------  ----------- -------------
 Balance
 December 31, 2000    8,400,000   8,400     72,100     (35,966)        44,534

 Net loss
 December 31, 2001                                     (28,979)      (28,979)
                     ----------  ------ ----------  ----------- -------------
 Balance
 December 31, 2001    8,400,000  $8,400 $   72,100  $  (64,945) $      15,555
                       ========  ====== ==========  ===========  ============

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS

                                                     For the      For the
                                                   Period March Period March
                                         For the    22, 2000,    22, 2000,
                                       Year Ended  (Inception)  (Inception)
                                        December   to December  to December
                                           31,       31, 2000     31, 2001
                                          2001
 Cash Flows from
 Operating Activities:
   Net (loss)                         $  (28,979)   $  (35,966)  $  (64,945)
   Shares Issued for services                   0           500          500

  Adjustment to reconcile net (loss)
 to net cash(used) by operating
 activities                                     0             0            0

   Accounts Payable                       (1,018)         1,018            0
   Deposits                                     0         (218)        (218)
                                      -----------   -----------  -----------
 Net cash (used) in
 operating activities                    (29,997)      (34,666)     (64,663)

 Cash Flows from
 Investing Activities:                          0             0            0

 Cash Flows from
 Financing Activities:
   Common stock                                 0        80,000       80,000
                                      -----------   -----------  -----------
 Net increase (decrease) in cash         (29,997)        45,334       15,337

 Cash,
 beginning of period                       45,334             0            0
                                      -----------   -----------  -----------
 Cash,
 end of period                        $    15,337   $    45,334  $    15,337
                                      ===========   ===========  ===========

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001

Note 1 - Summary of significant accounting policies

Organization
The Company was organized March 22, 2000 (Date of Inception) under the laws of the State of Nevada, as The Furnishing Club. The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Revenue recognition
Sales and related cost of sales are generally recognized upon shipment of products. Cost of goods sold generally represents the cost of items sold and the related shipping and selling expenses.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2001 or December 31, 2000.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001 or December 31, 2000.

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001

Stock-Based Compensation:
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Earnings per share
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001

Recent pronouncements
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earnings and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

There is no provision for income taxes for the period ended December 31, 2001. The Company's total deferred tax asset as of December 31, 2001, is as follows:

Net operating loss carry forward   $ 64,945
Valuation allowance                $ 64,945
                              -------------
Net deferred tax asset        $           0

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001

Note 3 - Stockholder's equity

Common Stock

The authorized common stock of the corporation consists of 20,000,000 shares with a par value $.001 per share.

On March 22, 2000, the Company issued 500,000 shares of its $0.001 par value common stock for services valued at $.001 per share, or $500.00. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On March 28, 2000, the Company issued 100,000 shares of its $0.001 par value common stock for $.20 per share or $20,000.00 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

Note 4 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from March 22, 2000 (inception) through the period ended December 31, 2001 of $64,945. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001

Note 4 - Going concern (continued)

The  ability of the Company to continue as a going concern is dependent  upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

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