Form 10QSB
period 2002-03-31
FURNISHING CLUB
filed 2002-05-14
CIK 1125028

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2002

                      Commission file number 000-31713

                             THE FURNISHING CLUB
           (Exact name of registrant as specified in its charter)

Nevada                                                            88-0455472
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

800 North Rainbow Blvd., Suite 208-91
Las Vegas, Nevada                                                      89107
(Address of principal executive offices                           (zip code)

                               (702) 948-5017
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No _____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                              Outstanding at
Class                                                         March 31, 2002
Common Stock, par value $0.001                                     8,400,000


                        ITEM 1.  FINANCIAL STATEMENTS

                             THE FURNISHING CLUB
                        (A Development Stage Company)
                               March 31, 2002

                                BALANCE SHEET
                                 (unaudited)

                                   ASSETS
                                                  March 31,      March 31,
                                                     2002          2001
CURRENT ASSETS
     Cash                                        $      10,302  $     32,537
                                                 -------------  ------------
     TOTAL CURRENT ASSETS                               10,302        32,537
                                                 -------------  ------------
OTHER ASSETS
     Deposits                                              218           218
                                                 -------------  ------------
     TOTAL OTHER ASSETS                                    218           218
                                                 -------------  ------------
  TOTAL ASSETS                                   $      10,520  $     32,755
                                                 =============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable                            $           0  $          0
                                                 -------------  ------------
     TOTAL CURRENT LIABILITIES                               0             0
                                                 -------------  ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares
   issued and outstanding at
   March 31, 2002-None                                       0             0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   issued and outstanding at
   March 31, 2002-8,400,000 shares                       8,400         8,400

Additional paid-in capital                              72,100        72,100

Deficit accumulated during
development stage                                     (69,980)      (47,745)
                                                 -------------  ------------
     TOTAL STOCKHOLDER'S EQUITY                         10,520        32,755
                                                 -------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      10,520  $     32,755
                                                 =============  ============

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                 (unaudited)

                                                               March 22,
                                                                  2000
                                  Three Months   Three Months (inception)
                                   Ended March   Ended March  to March 31,
                                    31, 2002       31, 2001       2002
                                  ------------   -----------  -----------
INCOME
Revenue                           $          0   $          0   $        0
                                  ------------   ------------   ----------
EXPENSE
General and
Administrative                           5,044         11,954       70,789
                                  ------------   ------------   ----------
TOTAL EXPENSES                           5,044         11,954       70,789
                                  ------------   ------------   ----------
Net Loss for Operations                (5,044)       (11,954)     (70,789)
Add:  Interest Income                        9            175          808
                                  ------------   ------------   ----------
NET LOSS                          $    (5,035)   $   (11,779)   $ (69,980)
                                  ============   ============   ==========
Net profit/Loss (-)
per weighted shares (Note #2)     $      (.00)   $      (.00)    $   (.01)
                                  ============   ============  ===========
Weighted average
number of common
shares outstanding                   8,400,000      8,400,000    8,400,000
                                  ============   ============  ===========

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)
                               March 31, 2002

                           STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                                March 22,
                                                                  2000
                                  Three Months  Three Months   (inception)
                                   Ended March   Ended March  to March 31,
                                    31, 2002      31, 2001        2002
                                  ------------  ------------  ------------
Cash Flows from
Operating Activities
  Net loss                          $   (5,035)   $  (11,779)   $  (69,980)
  Adjustment to reconcile
  net loss to net cash
  provided by operating
  Activities

Issue Common Stock
For Services                                                            500

Changes in assets and
Liabilities
  Payroll Liabilities                                 (1,018)
  Deposits                                    0             0         (218)
                                    -----------   -----------   -----------
Net cash used in
operating activities                    (5,035)      (12,797)      (69,698)

Cash Flows from
Investing Activities                          0             0             0

Cash Flows from
Financing Activities                          0             0             0

Issuance of Common
Stock for cash                                0             0        80,000
                                   ------------  ------------  ------------
Net increase in cash                    (5,035)      (12,797)        10,302

Cash,
beginning of period                      15,337        45,333             0
                                   ------------  ------------  ------------
Cash,
end of period                      $     10,302  $     32,537  $     10,302
                                   ============  ============  ============

  The accompanying notes are an integral part of these financial statements

                             THE FURNISHING CLUB
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002

Note 1 - Basis of Presentation

     The accompanying unaudited condensed financial statements at March 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of March 31, 2002 and results of operations and cash flows for the three months ended March 31, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Note 2 - Contingencies

     Going Concern:
The accompanying financial statements at March 31, 2001 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 3 - RELATED PARTY TRANSACTIONS

     The sole officer and director of the Company is involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Management

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

    Mr. Veltheer currently holds the position of President, Secretary, Treasurer, and Director of the Company. Mr. Veltheer possesses a high level of strategic planning and development skills and is especially adept in corporate structuring, finance and fundraising. Over the past five years Mr. Veltheer has been operating as a management consultant, in addition to serving as a director and executive officer of several companies. Mr. Veltheer is currently a strategic consultant for NuCelle, Inc. a division of North American Medical Services Inc. where Mr. Veltheer has restructured corporate operations and assisted in the development of a new business model for the distribution of physician formulated skincare products.

    Mr. Veltheer currently sits on the board of directors of nlwilliams Inc., Infopoint Inc. and Iridium Capital Inc. all of which are private companies. Mr. Veltheer is also the current president of Iridium Capital Inc. From 1997
- 1999 Mr. Veltheer served as the president of Genesis Investor Relations where he provided investor relations marketing consulting and shareholder communications services to various Canadian start-up companies. In addition, from 1999-2000 Mr. Veltheer was president and a director of SUMmedia.com Inc. (OTC:BB "ISUM") where he developed an international corporate structure.

Property

    In conjunction with the appointment of Mr. Veltheer, the Company leased new executive office space at 800 N. Rainbow Blvd., Suite 208, Las Vegas, Nevada 89107-1103. The lease is on a month-to-month basis terminable upon 30 days' written notice. Management considers the Company's principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital and then begins hiring new employees per its business plan.

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

     In evaluating our plan of operation for fiscal 2002 we have decided to redefine our business focus towards home accessories rather than home furnishings. We have based this decision on various factors including:

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

     Throughout 2001 we intended to use our equity capital to fund our redesigned business plan as cash flow from sales was not estimated to begin until year two of our business plan. However, difficulty of hiring competent personnel within our budget, longer than anticipated website programming, and a shortfall of funding due to our inability to raise capital in the equity securities market forced us to remain dormant most of the year 2001 and continuing into 2002.

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

   If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant until such time as necessary funds could be raised in the equity securities market or a merger or acquisition candidate can be located. As a result of the market conditions which occurred as the result of the September 11, 2001 attacks on the U.S. and our inability to attract equity capital, we have aggressively pursued discussions with joint venture partners, equity partners, and potential acquisition and merger candidates, although we have not conducted any formal negotiations. We cannot guarantee that we will acquire or merge with a third party, or that in the event we acquire or merger with a third party, such acquisition or merger will increase the value of our common stock.

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


Results of Operations for the period ending March 31, 2002

      Total operating expenses from operations were $5,044 for the period ending March 31, 2002. The expenses were primarily the result of general and administrative expenses during the period ending March 31, 2002.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward looking statements are based largely on the
Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.


Liquidity and Capital Reserves

As of March 31, 2002 (Unaudited)

     As of March 31, 2002, the Company's assets were $10,520 and its liabilities were $0, resulting in equity of $10,520.

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

      The Company's viability is substantially dependent upon the widespread acceptance and use of the Internet. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on its by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for online retailers. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet. The failure to resolve critical issues concerning use of the Internet, the failure of the necessary infrastructure to develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a viable medium would have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

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

  At this time, the Company is seeking sufficient equity capital to conceptually design its website and manufacturers and wholesalers for product. Until such capital is available, the Company will continue in its status quo operations, or lack thereof.



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


THE FURNISHING CLUB
(Registrant)



By:/s/ John Veltheer
      John Veltheer, President

Date: May 14, 2002