Form 10QSB
period 2002-06-30
FURNISHING CLUB
filed 2002-08-13
CIK 1125028

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

         [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  June 30, 2002

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

                                                              Outstanding at
Class                                                          June 30, 2002
Common Stock, par value $0.001                                     8,400,000

                       ITEM 1.  FINANCIAL STATEMENTS

                            THE FURNISHING CLUB
                       (A Development Stage Company)

                               BALANCE SHEET
                                (unaudited)

                                  ASSETS


                                                          June 30, 2002
CURRENT ASSETS
     Cash                                                      $      9,806
                                                               ------------
     TOTAL CURRENT ASSETS                                             9,806
                                                               ------------
OTHER ASSETS
     Deposits                                                           218
                                                               ------------
     TOTAL OTHER ASSETS                                                 218
                                                               ------------
  TOTAL ASSETS                                                 $     10,024
                                                               ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable                                          $          0
                                                               ------------
     TOTAL CURRENT LIABILITIES                                            0
                                                               ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares
   issued and outstanding at
   June 30, 2002-None                                                     0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   issued and outstanding at
   June 30, 2002-8,400,000 shares                                     8,400

Additional paid-in capital                                           72,100

Deficit accumulated during
development stage                                                  (70,476)
                                                               ------------
     TOTAL STOCKHOLDER'S EQUITY                                      10,024
                                                               ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     10,024
                                                               ============


 The accompanying notes are an integral part of these financial statements

                            THE FURNISHING CLUB
                       (A Development Stage Company)

                          STATEMENT OF OPERATIONS
                                (unaudited)


                      Three      Three   Six Months Six Months  March 22,
                      Months     Months  Ended June Ended June    2000
                      Ended    Ended June 30, 2002   30, 2001  (inception)
                     June 30,   30, 2001                       to June 30,
                       2002                                       2002
                    ---------  --------- ---------  ---------  -----------
                                                               <C.
INCOME
Revenue             $       0  $       0  $       0 $       0    $        0
                    ---------  ---------  --------- ---------    ----------
EXPENSE
General and
Administrative            508      1,025      5,552    12,979        71,296
                    ---------  ---------  --------- ---------    ----------
TOTAL EXPENSES            508      1,025      5,552    12,979        71,296
                    ---------  ---------  --------- ---------    ----------
Net Loss for
Operations              (508)    (1,025)    (5,552)  (12,979)      (71,296)
Add: Interest
Income                     12          0         21       175           820
                    ---------  ---------  --------- ---------    ----------
NET LOSS            $   (496)  $ (1,025)   $(5,531) $(12,804)    $ (70,476)
                    ==== ====  =========  ========= =========    ==========
Net profit/Loss (-)
per weighted shares
(Note #1)           $   (.00)  $   (.00)  $   (.00) $   (.00)    $    (.01)
                    =========  =========  ========= =========    ==========
Weighted average
number of common
shares outstanding  8,400,000  8,400,000  8,400,000 8,400,000     8,400,000
                    =========  =========  ========= =========    ==========















 The accompanying notes are an integral part of these financial statements

                            THE FURNISHING CLUB
                       (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
                                (unaudited)


                                                               March 22,
                                                                 2000
                                   Six Months   Six Months    (inception)
                                   Ended June   Ended June    to June 30,
                                    30, 2002     30, 2001        2002
                                  -----------  ------------   -----------
Cash Flows from
Operating Activities
 Net loss                         $   (5,531)   $   (12,804)   $  (70,476)
 Adjustment to reconcile
 net loss to net cash
 provided by operating
  Activities

Issue Common Stock
For Services                                                           500

Changes in assets and
Liabilities
 Payroll Liabilities                        0        (1,018)             0
  Deposits                                  0              0         (218)
                                  -----------   ------------   -----------
Net cash used in
operating activities                  (5,531)       (13,822)      (70,194)

Cash Flows from
Investing Activities                        0              0             0

Cash Flows from
Financing Activities                        0              0             0

Issuance of Common
Stock for cash                              0              0        80,000
                                  -----------   ------------   -----------
Net increase in cash                  (5,531)       (13,822)         9,806

Cash,
beginning of period                    15,337         45,333             0
                                  -----------   ------------   -----------
Cash,
end of period                     $     9,806   $     31,512   $     9,806
                                  ===========   ============   ===========


 The accompanying notes are an integral part of these financial statements

                            THE FURNISHING CLUB
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2002

Note 1 - Basis of Presentation

     The accompanying unaudited condensed financial statements at June 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2002 and results of operations and cash flows for the three months ended June 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Note 2 - Going Concern

The accompanying financial statements at June 30, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management

    On February 6, 2002, our sole officer and director, Hue Do, appointed Dr. John Veltheer as a director and subsequently resigned, leaving Dr. Veltheer as the sole director of the Company. Following his appointment as sole director, Dr. Veltheer elected himself as the sole officer of the Company. Mrs. Do had been unable to secure adequate funding to further the Company's business plan and felt that Dr. Veltheer's experience in fund raising, public company management and business modeling is anticipated to provide the Company with new opportunities and directions that lead to the maximization of stockholder value.

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

Results of Operations for the three month period ending June 30, 2002

     Total operating expenses from operations were $508 for the three month period ending June 30, 2002. The expenses were primarily the result of general and administrative expenses during the period ending June 30, 2002.

Results of Operations for the six month period ending June 30, 2002

     Total operating expenses from operations were $5,551 for the six month period ending June 30, 2002. The expenses were primarily the result of general and administrative expenses during the period ending June 30, 2002.

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

Liquidity and Capital Reserves As of June 30, 2002 (Unaudited)

     As of June 30, 2002, the Company's assets were $10,024 and its liabilities were $0, resulting in equity of $10,024.

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

       The Company's performance and future operating results are substantially dependent on the continued service and performance of its current management. The Company intends to hire a relatively small number of additional technical and marketing personnel when funding is secured. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of the Company's current Management or the inability to attract and retain the necessary technical, and marketing personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

      The current officer, Dr. John Veltheer, is the sole officer and director of the Company and has control in directing the activities of the Company. He is involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, Dr. Veltheer may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officer and director have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, he has verbally agreed to limit his roles in all other business activities to roles of passive investor and devote full time services to the Company once the Company's business plan is further developed.

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


THE FURNISHING CLUB
(Registrant)



By:/S/John Veltheer
   Dr. John Veltheer, President

Date: August 13, 2002