Form 10QSB
period 2002-09-30
RAPIDTRON INC
filed 2002-11-14
CIK 1125028

UNITED STATES
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

             For the quarterly period ended:  September 30, 2002

                      Commission file number 000-31713

                               Rapidtron, Inc.
           (Exact name of registrant as specified in its charter)

Nevada                                                 88-0455472
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)             Identification Number)

800 North Rainbow Blvd., Suite 208
Las Vegas, Nevada                                      89107-1103
(Address of Principal Executive Offices)               (Zip Code)

                               (702) 948-5017
            (Registrant's telephone number, including area code)

                             The Furnishing Club
                 (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X       No ____

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
October   28,   2002,  was  19,993,750  shares,  held  by  approximately   24
shareholders.

     Transitional Small Business Disclosure Format (check one):

                          Yes             No     X

<PAGE




                        ITEM 1.  FINANCIAL STATEMENTS

                       RAPIDTRON, INC. AND SUBSIDIARY
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (unaudited)

ASSETS
                                                    September 30,
                                                 2002            2001
CURRENT ASSETS
     Cash                                   $         9,592 $       30,987
                                            --------------- --------------
     TOTAL CURRENT ASSETS                             9,592         30,987
                                            --------------- --------------
OTHER ASSETS
     Deposits                                           218            218
                                            --------------- --------------
     TOTAL OTHER ASSETS                                 218            218
                                            --------------- --------------
  TOTAL ASSETS                              $         9,810 $       31,205
                                            =============== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                       $             0 $            0
                                            --------------- --------------
     TOTAL CURRENT LIABILITIES                            0              0
                                            --------------- --------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
authorized 5,000,000 shares; issued and
outstanding at September 30, 2002 and
September 20, 2001                                        0              0

   Common stock, $.001 par value,
authorized 20,000,000 shares; issued and
outstanding at September 30, 2002 and
September 30, 2001 retroactively restated            16,800         16,800

Additional paid-in capital                           63,700         63,700

Deficit accumulated during development             (70,690)       (49,295)
stage
                                            --------------- --------------
     TOTAL STOCKHOLDER'S EQUITY                       9,810         31,205
                                            --------------- --------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      $         9,810 $       31,205
                                            =============== ==============

  The accompanying notes are an integral part of these financial statements


                       RAPIDTRON, INC. AND SUBSIDIARY
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                 (unaudited)


                                                                 March 22,
                    Three       Three    Nine Months    Nine        2000
                   Months      Months       Ended      Months   (inception)
                    Ended       Ended     September    Ended    to September
                  September   September   30, 2002   September    30, 2002
                  30, 2002    30, 2001                30, 2001
INCOME
  Revenue        $        0    $       0   $       0  $       0    $       0
                 ----------    ---------   ---------  ---------    ---------
EXPENSE
General and
Administrative          222          525       5,761     13,504       71,506
                 ----------    ---------   ---------  ---------    ---------
TOTAL EXPENSES          222          525       5,761     13,504       71,506
                 ----------    ---------   ---------  ---------    ---------
Net Loss for
Operations            (222)        (525)     (5,761)   (13,504)     (71,506)

Other Interest
and Expense
  Foreign
Currency
Adjustment             (16)           --        (16)         --         (16)
  Interest
Income                   12            0          32        175          832
                 ----------    ---------   ---------  ---------    ---------
NET LOSS         $    (226)   $    (525)  $  (5,745) $ (13,329)   $ (70,690)
                 ==========    =========   =========  =========    =========
Net profit/Loss
(-) per weighted
shares (Note #1) $    (.00)    $   (.00)   $   (.00)   $  (.00)    $   (.00)
                 ==========    =========   =========  =========    =========
Weighted average
number of common
shares
outstanding
retroactively
restated         16,800,000   16,800,000  16,800,000 16,800,000   16,800,000
                 ==========   ==========  ==========  =========  ===========

  The accompanying notes are an integral part of these financial statements


                       RAPIDTRON, INC. AND SUBSIDIARY
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                 (unaudited)


                                                                 March 22,
                         Three     Three      Nine      Nine        2000
                         Months    Months    Months    Months   (inception)
                         Ended     Ended     Ended     Ended         to
                       September September September September   September
                        30, 2002  30, 2001  30, 2002  30, 2001    30, 2002
Cash Flows from
Operating Activities
 Net loss              $  (226)   $  (525)  $(5,745)  $(13,329)  $  (70,690)
 Adjustment to
reconcile
 net loss to net cash
 provided by operating
  Activities

Issue Common Stock
For Services                                                             500

Changes in assets and
Liabilities
 Payroll Liabilities          0          0         0    (1,018)            0
  Deposits                    0          0         0          0        (218)
                       --------   --------  --------  ---------  -----------
Net cash used in
operating activities      (226)      (525)   (5,745)   (14,347)     (70,408)

Cash Flows from
Financing Activities          0          0         0          0            0

Issuance of Common
Stock for cash                0          0         0          0       80,000
Net increase
(decrease) in cash        (226)      (525)   (5,745)   (14,347)        9,592

Cash,
beginning of period       9,818     31,512    15,337     45,333            0
                       --------   --------  --------  ---------  -----------
Cash,
end of period          $  9,592   $ 30,987  $  9,592  $  30,987  $     9,592
                       ========   ========  ========  =========  ===========



  The accompanying notes are an integral part of these financial statements

                       RAPIDTRON, INC. AND SUBSIDIARY
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

The result of operations for the three months ending September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of Rapidtron, Inc. (the "Company"), formerly known as The Furnishing Club ("Furnishing Club"), incorporated under the laws of the state of Nevada on March 22, 2000 and its wholly-owned subsidiary, RTI Acquisition Subsidiary, Inc. ("RTI"), which was incorporated on September 27, 2002. RTI is currently dormant and does not conduct any business operations.

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

On September 30, 2002, the Company amended its Articles of Incorporation changing its name from The Furnishing Club to Rapidtron, Inc.

The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process of raising additional capital. (See Note 2)

                       RAPIDTRON, INC. AND SUBSIDIARY
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company places its cash in what it believes to be credit-worthy financial institutions and, at times, may exceed the FDIC $100,000 insurance limit.

Income Taxes
Income taxes are provided for based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting policies for stock and stock-based awards issued to employees and non-employees for services rendered and goods received. The Company records transactions in which services or goods are rendered or received from non-employees for the issuance of equity securities based on the fair value of the Company's stock at the date the services are rendered or goods received.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

                       RAPIDTRON, INC. AND SUBSIDIARY
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the FASB, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

During August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation" was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

NOTE 2 -  GOING CONCERN

The accompanying financial statements as at September 30, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon achieving profitability. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company.

                       RAPIDTRON, INC. AND SUBSIDIARY
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 -  GOING CONCERN (Continued)

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 -  STOCKHOLDERS EQUITY

Common stock
The aggregate number of shares of common stock that the Company has authority to issue is 20,000,000 shares at a par value of $0.001. As of September 30, 2002, 16,800,000 shares were issued and outstanding.

Preferred stock
The  aggregate  number  of shares of preferred stock  that  the  Company  has
authority  to  issue is 5,000,000 shares at a par value  of  $0.001.   As  of
September 30, 2002, no shares of preferred stock were issued.

Stock Issuances
On September 30, 2002, the Company effectuated a 1 for 1 forward split (for every 1 share currently owned, each stockholder received 1 additional share) of all of its issued and outstanding common stock as of the close of business on September 27, 2002.

NOTE 4 -  SUBSEQUENT EVENTS

On October 21, 2001, one of the Company's majority stockholders returned 805,000 shares of its common stock for no consideration. The shares were subsequently cancelled.

On October 23, 2002, the Company effectuated a 0.25 for 1 forward split (for every 1 share currently owned, each stockholder received 0.25 additional shares) of all of its issued and outstanding common stock as of the close of business on October 22, 2002.

Letter of Intent
On October 24, 2002, the Company executed a non-binding letter of intent to acquire/merge with RAPIDTRON INC. a Delaware corporation ("RAPIDTRON"), whereby the Company intends to issue 10,000,000 shares of its restricted common stock in exchange for 100% of RAPIDTRON's outstanding common stock.

Appointment of New Director
On November 13, 2002 the Board of Directors elected a new director to serve until the next annual meeting of stockholders. (See Item 5)

Item 2. Plan of Operation

    This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

   With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Rapidtron, Inc., formerly named The Furnishing Club, was incorporated in Nevada on March 22, 2000. We initially intended to be an online retailer of furniture and home accessories. However, upon completion of our initial market analysis of the furniture market and the difficulties with shipping, manufacturing and consumer response, we decided to focus our efforts primarily on the home accessories market while offering selected furniture items on a limited basis. The decision was premised upon our continued inability to attract equity capital.

     As a result of the market conditions which occurred as the result of the September 11, 2001 attacks on the U.S. and our inability to attract equity capital, our management aggressively pursued discussions with joint venture partners, equity partners, and potential acquisition and merger candidates, which resulted in our execution of a letter of intent to merge with Rapidtron, Inc., a Delaware corporation. The merger is subject to completion of a definitive agreement, financing, regulatory review, stockholder notification and the satisfaction of other customary conditions. We cannot guarantee that we will complete the merger or that the merger will increase the value of our common stock.

     On September 30, 2002, the Company amended its Articles of Incorporation changing its name from The Furnishing Club to Rapidtron, Inc., in anticipation of completing the merger with Rapidtron, Inc., a Delaware corporation.

     Rapidtron has yet to generate revenues from any source and there is a substantial going concern issue as to whether Rapidtron will ever be able to commercialize its technology and generate sufficient, if any, revenues to satisfy its working capital requirements. Since inception, Rapidtron has been dependent on the sale of its equity securities and loans from affiliates to satisfy its working capital requirements. Rapidtron continues to have a working capital deficiency that raises substantial concern regarding its ability to continue as a going concern.

Business of the Company

     The Company's current business plan is anticipated to become the plan of Rapidtron, assuming the merger is consummated.

     ABOUT RAPIDTRON

     RAPIDTRON is a provider of Radio Frequency (RF) Smart access control and ticketing/membership systems to the fitness, ski, entertainment and transportation industries. The system facilitates rapid operator-free entry and exit through automated turnstiles or portals and optional
     hands-free  entry.   RAPIDTRON incorporates  "Smart  Card"  debit/credit
     technology for retail purchasers and promotional/loyalty programs.   The
     system is versatile and utilizes either read-write RF Smart cards or bar code paper tickets. This dual capability allows a venue to issue and re-issue numerous types and durations of access privilege cards. Its open architecture allows for an easy interface with existing back office software.

     Headquartered in Costa Mesa, California, RAPIDTRON has established itself in the North American marketplace by currently providing its smart card access control systems to the Copper Mountain resort in Colorado, the Park City resort in Utah and to the University of California, Berkeley, RAPIDTRON has established a strategic partnership with AXESS AG, a European corporation. AXESS AG is at the forefront of Radio Frequency smart card technology and has installed over 2,500 Smart access gates and 1,500 point-of-sale systems to transit, vacation resorts and fitness markets in Europe.

      Rapidtron will require substantial additional funds to fulfill its business plan and successfully commercialize its technology. Rapidtron intends to raise these needed funds from private placements of its securities, debt financing or internally generated funds from the licensing of its technology or the sale of products.

Plan of Operation

     During the next 12 months the Company plans to focus its efforts on completing the aforementioned merger, raising additional equity capital and furthering its new business plan.

     As of September 30, 2002, the Company had only 1 unpaid Officer and Director. We are dependent upon Dr. John Veltheer, sole officer and director of the Company.

Liquidity and Capital Resources

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we complete the merger and can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

     Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to complete the merger, and sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

     As of September 30, 2002, the Company had assets of $9,810, and $0 liabilities resulting in a stockholders equity of $9,810.

Attestation of President and Chief Financial Officer as to our internal controls

     Our President and Chief Accounting Officer has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of its evaluations.

Material Risks

      We are a development stage company, recently reorganized and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

      We have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities since we incorporated. Although we intend to complete the merger, which will provide us with what we believe to be a viable business model, there is nothing at this time on which to base an assumption that this new business operation will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, acceptance of our business model and demand for our porducts, the level of our competition and our ability to attract and maintain key management and employees.

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

     Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is likely that we will not be able to continue in business.

     As a result of our deficiency in working capital and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings.

     None

Item 2.   Changes in Securities.

     On September 30, 2002, the Company effectuated a 1 for 1 forward split (for every 1 share currently owned, each stockholder received 1 additional share) of all of its 8,400,000 then issued and outstanding shares of common stock resulting in the Company having 16,800,000 post split common shares issued and outstanding.

Subsequent Events

     On  October  21,  2002, one of the Company's majority stockholder,  ANT,
INC., returned 805,000 shares of its common stock for no consideration.   The
shares were subsequently cancelled.

     On October 23, 2002, the Company effectuated a 0.25 for 1 forward split (for every 1 share currently owned, each stockholder received 0.25 additional shares) of all of its 15,995,000 then issued and outstanding shares of common stock resulting in the Company having 19,993,750 post split common shares issued and outstanding.

Item 3.   Defaults by the Company upon its Senior Securities.

     None

Item 4.   Submission of Matter to a Vote of Security Holders.

     None

Item 5.   Other Information.

     On September 27, 2002, the Company incorporated a new wholly-owned subsidiary, RTI Acquisition Subsidiary, Inc.

Letter of Intent

     On October 24, 2002, the Company executed a non-binding letter of intent to acquire/merge with RAPIDTRON INC. a Delaware corporation ("RAPIDTRON"), whereby the Company intends to issue 10,000,000 shares of its restricted common stock in exchange for 100% of RAPIDTRON's outstanding common stock. The merger is intended to be structured as a tax-free reorganization accounted for as a purchase whereby RAPIDRON will be merged with the wholly-owned subsidiary of the Registrant wherein the subsidiary will cease to exist and RAPIDTRON will become a wholly owned subsidiary of the Registrant.

      The merger is subject to completion of a definitive agreement, financing, regulatory review, stockholder notification and the satisfaction of other customary conditions.

      The  Company  plans  to  file  with the SEC  a  Definitive  Information
Statement in connection with the merger and mail the Definitive Information Statement to its stockholders of record. The Definitive Information Statement will contain important information about the Company, RAPIDTRON, the merger and related matters that should be considered by stockholders before making any decision regarding the merger and related transactions. Stockholders of the Company are urged to read the Definitive Information Statement when it is filed and any other relevant documents filed with the SEC. Once it is filed with the SEC, the Definitive Information Statement and other documents will be available free of charge on the SEC's web site at www.sec.gov. In addition, the Registrant files annual, quarterly and special reports and other information with the SEC that are also available free of charge at the SEC's web site.

Appointment of New Director

      On November 13, 2002 the Board of Directors elected Hendrik Rethwilm to serve as a director of the Company until the next annual meeting of stockholders.

     In  his  capacity  as  Director, Mr. Rethwilm will aid  the  Company  in
setting   strategic  direction  and  negotiations  related  to  its  recently announced merger candidate.

     Rethwilm,  age 38, has considerable experience in the arena of corporate
finance   and   business  development.   From  1993-1999,  he   worked   with

PricewaterhouseCoopers in their corporate finance department focusing on the financial and organizational restructuring of medium-to-large sized companies. Subsequently, from 2000-2001, he was involved in setting up a subsidiary of Ericsson, the Swedish mobile phone producer, advising clients in the area of mobile eCommerce. During his tenure with Ericsson he also built a venture capital arm within Ericsson Consulting whose purpose was to invest in companies developing applications for the mobile eCommerce sector.

     Currently, Mr. Rethwilm is self-employed and consults to various companies that are in need of his corporate finance and business development skills.

Item 6.   Exhibits and Reports of Form 8-K.

(a)  Exhibits

     3 (i)      Amended  Articles  of Incorporation changing  name  from  The
          Furnishing Club to Rapidtron, Inc.
     21   Articles of Incorporation for RTI Acquisition Subsidiary, Inc.
     99.1 Non-Binding Letter of Intent

(b)  Form 8-K

     Form 8-K filed May 1, 2001
     Form 8-K filed November 14, 2002

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RAPIDTRON, INC.
(Registrant)



By: /S/DR. JOHN VELTHEER
    Dr. John Veltheer, President

Date: November 14, 2002

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Rapidtron, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Veltheer, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed the report;

     (2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

     (4)  I:
          (a)  am responsible for establishing internal controls;
          (b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within the Company, particularly during the period ended September 30, 2002;
          (c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
          (d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

     (5) I have disclosed to the Company's auditors and the board of directors:
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

     (6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

     (7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  November 14, 2002


/S/JOHN VELTHEER
John Veltheer, President/ Chief Accounting Officer