Form 10KSB
period 2002-12-31
RAPIDTRON INC
filed 2003-04-15
CIK 1125028

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2002

                      Commission File Number: 000-31713

                               RAPIDTRON, INC.
            (Exact name of registrant as specified in our charter)

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

      Registrant's telephone number including area code: (702) 948-5017

                             The Furnishing Club
                 (Former name, if changed since last report)

      Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                              $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to
such filing requirements for the past 90 days.  Yes    X      No _____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-K.  [     ]

      The issuer's revenue for its most recent fiscal year ended December 31, 2002. $0

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was the average bid and asked price of such common equity, as of the last business day of our most recently completed second fiscal quarter was $1,344,000 based on a share value of $0.56 as of June 28, 2002.

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
December   31,  2002,  was  19,993,752  shares,  held  by  approximately   23
stockholders.

     Transitional Small Business Disclosure Format (check one): Yes _ No X

                               RAPIDTRON, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2002

                               Index to Report
                               on Form 10-KSB


PART I
Page(s)

Item      1.   Business                                          4-7
Item      2.   Properties                                        7-8
Item      3.   Legal Proceedings                                 8
Item      4.   Submission of Matters to a Vote of
               Security Holders                                  8

PART II

Item      5.   Market for Registrant's Common Equity
               and Related Stockholder Matters                   9-10
Item      6.   Plan of Operation                                 10-15
Item      7.   Financial Statements and Supplementary Data       16-19
Item      8.   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure            19

PART III

Item      9.   Directors and Executive Officers of
               the Registrant                                    19-22
Item      10.  Executive Compensation                            22-27
Item      11.  Security Ownership of Certain Beneficial Owners
               and Management                                    27-28
Item      12.  Certain Relationships and Related Transactions    28

Item      13.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                               29-30

Item      14.  Controls and Procedures                           30

This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

    In this form 10-KSB references to "RPDT", "the Company", "we," "us," and "our" refer to RAPIDTRON, INC., a Nevada corporation.

                                   PART I

ITEM 1. BUSINESS

(a) General Business Development

     Rapidtron, Inc., ("RPDT") formerly named The Furnishing Club, was incorporated in the State of Nevada on March 22, 2000. We initially intended to be an online retailer of furniture and home accessories. However, upon completion of our initial market analysis of the furniture market we decided to focus our efforts primarily on the home accessories market, while continually evaluating other opportunities that may enhance stockholder value, including the acquisition of a product or technology or pursuing a merger or acquisition of another business entity with long-term growth potential.

     As a result of the market conditions which occurred as the result of the September 11, 2001 attacks on the U.S. and our inability to attract equity capital, our management aggressively pursued discussions with joint venture partners, equity partners, and potential acquisition and merger candidates, which resulted in our execution of a letter of intent to merge with Rapidtron Inc., ("Rapidtron") a Delaware corporation.

     On September 30, 2002, we amended our Articles of Incorporation changing our name from The Furnishing Club to Rapidtron, Inc., in anticipation of completing the merger with Rapidtron Inc., a Delaware corporation.

     On January 17, 2003, we entered into the Agreement and Plan of Merger, whereby we will issue 9,600,000 shares of our restricted common stock in exchange for 100% of Rapidtron's outstanding common stock. On March 31, 2003, we amended the Merger Agreement to: (i) extend the closing date; (ii) alter the timing of certain financing; and (iii) amend our disclosure schedule. Closing of the Merger is subject to regulatory review, stockholder notification, and the satisfaction of other customary conditions. Holders of a majority of our shares of common stock have already voted in favor of the transaction.

     To accomplish the merger, on September 27, 2002, we incorporated a wholly-owned subsidiary, RTI Acquisition Subsidiary, Inc. ("RTI SUB"). The merger is structured as a tax-free reorganization accounted for as a purchase whereby Rapidtron will be merged with our wholly-owned subsidiary RTI SUB, wherein RTI SUB will cease to exist and Rapidtron will become our wholly owned subsidiary.

     We have an authorized capitalization of 20,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2002 there were 19,993,752 shares outstanding. We also have an authorized capitalization of 5,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2002 there were no shares outstanding.

     Concurrent with the Closing of the Merger, we shall amend our articles of incorporation to increase our authorized common stock from 20,000,000 shares to 100,000,000 shares, par value $0.001. We feel that the increase in the authorized shares of common stock will provide us greater flexibility with respect to our capital structure for such purposes as additional equity financing and stock based acquisitions.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Description of Business

     Concurrent with the closing of the Merger, all of our business will be conducted by Rapidtron, which will be our wholly-owned subsidiary.

     Rapidtron intends to become a leading provider of Radio Frequency (RF) smart card access control and ticketing/membership systems by providing the premier technology for operator-free entry and exit turnstiles.

     Headquartered in Costa Mesa, California, Rapidtron has established itself in the North American marketplace by currently providing its smart card access control systems to Copper Mountain in Colorado and Park City Resort in Utah, and its bar code system to the University of California Berkeley, and several leading fitness clubs. Rapidtron anticipates additional orders in 2003 from Park City, Copper Mountain, UC Berkeley, and several other winter resorts and fitness clubs.

     Rapidtron has forged a strategic partnership with AXESS AG, a European (Austria) corporation. AXESS AG is at the forefront of Radio Frequency smart card technology and has installed over 2,500 Smart access gates and 31,500 point-of-sale systems to transit companies and vacation resorts in Europe.

Principal products or services and their markets

     Rapidtron provides automated access products (turnstiles with readers, door, counter and handheld readers, etc.) to the Fitness, University, Winter

Resorts, Transit and Entertainment industries utilizing two technologies, Radio Frequency (RF) Smart chip (ISO standard Smart cards, key cards and ID bracelets) and Bar Code tickets. The RF Smart Cards are contactless with multilevel read/write capabilities for debit/credit, affinity/loyalty programs, access, parking, and doors. The Bar Code tickets are an inexpensive, read-only medium for access operations.

Distribution methods of the products or services

       All   products  and  services  of  Rapidtron  are  conducted   through
commissioned sales representatives. Rapidtron currently has 26 commissioned sales representatives.

Status of any publicly announced new product or services

      Rapidtron has installed its new automatic ADA gate and Panic release turnstile at the University of California at Berkeley.

Competition

     To start, Rapidtron has focused on two niche markets associated with active lifestyle sports, namely Fitness and Winter Resorts. Rapidtron has only one competitor in the winter resort market and that competitor (Ski
Data), to this date, has not successfully interfaced with any software provider in North America. Rapidtron has successfully interfaced with all three providers (Comptrol, Siriusware and RTP), which resulted in sales to Copper Mountain (Siriusware) and Park City (RTP).

     As of the date of this filing, Rapidtron is unaware of any company offering its range of products with access readers and turnstiles offering both Smart and Bar Code technology to the North American fitness market. Rapidtron has completed its interface with the five leading software management providers, Aphelion, CSI, Check Free, Computer Outfitters and CSI. This alone is a major competitive advantage and barrier to entry for new market entrants.

     The transit industry has several large access system providers, who are primarily magnetic stripe based but are now offering Smart Card systems as well.

     In addition to the successful completion of the software interface with the leading software suppliers, Rapidtron has positioned itself with established sales representatives and has already made several successful installations that provide strong testimonials and proof of benefits and technology.

     Rapidtron's partner, Axess AG, has been extremely successful in landing most of the large winter resorts in Europe over the past five years and has over 2,500 access systems and 3,500 POS stations in operation.

Principal supplier and sources and availability of raw materials

     Rapidtron has an exclusive agreement with its major supplier, Axess AG, for North America and South America in the markets it services and the option for additional markets as opportunities arise. Rapidtron's agreement with Axess AG is for five (5) years with renewal options based on meeting continuing sales.

     Axess AG has the manufacturing capabilities to meet the growth projected over the next five (5) years and has not experienced problems in sourcing raw materials in five (5) years of production. Rapidtron has additional resources available to meet other product needs as markets develop.

Dependence on one or a few major customers

     Rapidtron's mix of markets and clients allows it to be independent of any one major customer.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

     Rapidtron's agreement with Axess AG is for five (5) years with renewal options based on meeting continuing sales.

Government approval of principal product

     Axess AG is currently finalizing FCC and UHL approvals. Rapidtron anticipates receiving this approval by the end of the second quarter 2003. The FCC requirement is to test the radio frequency transmissions emitted by the long range antennas used in the winter resort turnstiles for potential interference with pacemakers. The standard short-range reader has already passed and in over five years of operation in Europe there has not been a case of this nature with the 2,500 systems with long-range antennas in operation. Rapidtron is unaware of any other regulations in addition to the FCC approval of its long-range antenna that would be required for radio frequency and standard UHL operations.

Effect of existing or probable governmental regulations on the business

     Rapidtron is unaware of any other regulations other than the above-mentioned FCC approval of its long-range antenna.

Research and development

     Rapidtron spent $115,840 for software development and $3,528 for product development for the year ended December 31, 2002, none of which are directly or indirectly borne by any existing or future clients.

Personnel

     Rapidtron has 5 full time and 8 part time employees as well as 26 commissioned sales representatives.

ITEM 2.   PROPERTIES

     Our principal executive office space is located at 800 North Rainbow Blvd., Suite 208, Las Vegas, Nevada 89107-1103. The lease is on a month-to-month basis. Management considers our principal office space arrangement adequate until such time as we achieve our business plan goal of raising capital and then begin hiring new employees per our business plan.

     Rapidtron shares a facility with Equus Marketing & Design, Inc. located at 3151 Airway, Bldg. Q, Costa Mesa, California 92626. Equus is the lessee of the facility and Rapidtron is assessed monthly rent expense of $5,000. However, there is no formal sublease agreement in place.

ITEM 3.   LEGAL PROCEEDINGS

     We may from time to time be involved in routine legal matters incidental to our business; however, at this point in time we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation. In addition, Rapidtron is not a party to any litigation at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On   September  26,  2002,  we  received  majority  consent   from   our
stockholders for the approval of changing the Company's name from The Furnishing Club to Rapidtron, Inc.

Subsequent Event

     On January 17, 2003, we received majority consent from our stockholders, in lieu of a meeting, thereby consenting to the following:

(1) Approval to enter into the Agreement and Plan of Merger with and RTI with Rapidtron being the surviving corporation and becoming our wholly-owned subsidiary;
(2) That at the effective time of the merger we shall accept the resignation of Dr. John Veltheer as a Director and appoint John Creel and Steve Meineke to serve as Directors of the Company together with Hendrik Rethwilm;
(3) That concurrent with the closing of the merger, we shall amend our Articles of Incorporation to increase our authorized common stock from 20,000,000 to 100,000,000 shares;
(4) That at the effective time of the merger we shall authorize our transfer agent to issue a total of 9,600,000 shares of restricted common stock to the current shareholders of Rapidtron at a ratio of 0.955033824 shares for each Rapidtron share owned, with fractional shares converted to cash at the rate of $1.00 per share;
(5) To ratify the change of our name from The Furnishing Club to Rapidtron, Inc. pursuant to the Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 30, 2002; and
(6) That the corporate officers are authorized to execute any and all documents necessary to complete the terms and conditions of the Agreement and Plan of Merger.

                                   PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

(a) Market Information

      Our Common Stock is traded on the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "RPDT". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                       2002                       2001
                 Low          High         Low           High
1st Quarter      0.60         0.81     Not Trading   Not Trading
2nd Quarter      0.60         0.93         0.25          0.35
3rd Quarter      0.54         1.33         0.40          0.40
4th Quarter      0.77         1.33         0.32          0.39

Note: As The Furnishing Club, we were eligible for trading on the OTC:BB in April of 2001 under the symbol "FHCL". On October 1, 2002, as a result of our name change, our OTC:BB trading symbol was changed from "FHCL" to "RPDT".

(b) Holders of Common Stock

     As of December 31, 2002, we had approximately 23 stockholders of record of the 19,993,752 shares outstanding.

(c) Dividends

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

Stock Issuances

      On March 22, 2000, we issued 500,000 shares of our $0.001 par value common stock to our sole officer and director and two consultants for services valued at $0.001 per share or $500.00. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

      On March 28, 2000, we issued 100,000 shares of our $0.001 par value common stock to an accredited investor for $0.20 per share for a total amount of $20,000.00 cash. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

      On September 29, 2000, we completed a public offering registered with the Nevada Secretary of State pursuant to NRS 90.490 that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and
3(b) of the Securities Act and Regulation D promulgated thereunder. The registration pertained to 240,000 shares of common stock at a price of $0.25 per share for a total amount of $60,000.

      On September 29, 2000, we effectuated a 10 for 1 forward stock split (for every 1 share currently owned, each stockholder received 10 additional shares), thus increasing our common stock issued and outstanding from 840,000 shares to 8,400,000 shares.

     On September 30, 2002, we effectuated a 1 for 1 forward stock split (for every 1 share currently owned, each stockholder received 1 additional share), thus increasing our common stock issued and outstanding from 8,400,000 shares to 16,800,000 shares.

      On  October 21, 2002, one of our majority stockholders returned 805,000
shares   of  our  common  stock  for  no  consideration.   The  shares   were
subsequently cancelled.

      On October 23, 2002, we effectuated a 0.25 for 1 forward split (for every 1 share currently owned, each stockholder received 0.25 additional shares), thus increasing our common stock issued and outstanding from 16,800,000 shares to 19,993,750 shares.

Warrants and Options
      There are no warrants or options outstanding to acquire any additional shares of common stock.

Subsequent Event
      On January 17, 2003, we entered into an agreement to merge with Rapidtron Inc., a Delaware Corporation whereby we will issue 9,600,000 shares of our common stock in exchange for 100% of Rapidtron's outstanding common stock.

     Upon closing of the merger, approximately $1,000,000 in notes shall be converted into restricted shares of our common stock at the rate of $1.00 per share. Additionally, we shall issue 400,000 shares of our restricted common stock to two finders associated with Rapidtron.

ITEM 6.   PLAN OF OPERATION

     This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

     Following completion of the merger, we will assume the plan of operation of Rapidtron.

Overview

      Rapidtron provides automated access products (turnstiles with readers, door, counter and handheld readers) to the Fitness, University, Winter Resorts, Transit and Entertainment industries utilizing two technologies, Radio Frequency (RF) Smart chip (ISO standard Smart cards, key cards and ID bracelets) and Bar Code tickets. The RF Smart Cards are contactless with multilevel read/write capabilities for debit/credit, affinity/loyalty programs, access, parking, and doors. The Bar Code tickets are an inexpensive, read-only medium for access operations. Rapidtron's mix of markets and clients allows it to be independent of any one major customer.

Plan of Operation

     Rapidtron plans to use the proceeds of the converted notes and equity financing for equipment and card purchases from Axess AG, software development, marketing and sales expenses, and for general corporate purposes, including working capital and increased staffing.

     Rapidtron intends to fund portions of its operations and purchases through revenues obtained from sales generated from commissioned representatives. To accelerate the development program Rapidtron plans to increase the number of commissioned representatives and to begin marketing to new industries such as Universities, Entertainment Resorts and Winter Resorts. This economic strategy may allow Rapidtron to utilize its own financial assets toward expanding its existing operations. Although Rapidtron has a limited operating history it has begun to generate revenues from the sale of its systems. Rapidtron's activities have been limited primarily to the Fitness industry with some sales in Winter Resorts and one university, this has been due to the need to fund and develop software interfaces with each industry's software provider. Rapidtron has been successful in having interfaced with all three Winter Resort providers (Comptrol, Siriusware and RTP) and the five main Fitness Club providers (Aphelion, CSI, Check Free, Computer Outfitters and CSI).

     Rapidtron's future financial results will depend primarily on: (i) the ability to continue to successfully market and sell its systems and cards provided by Axess AG; (ii) the ability to develop new markets and products;
(iii) good exchange rate between the US Dollar and the Euro; and (iv) the ability to fully implement its marketing and development program, which is dependent on the availability of capital resources.

     Rapidtron has estimated the capital required to implement its business plan. Rapidtron anticipates the need for $2,000,000 of capital over the next 4 months, which includes $1,000,000 of funds converted under the notes referenced in Item 5. Any additional funds needed may be raised through equity financing, debt financing, or other sources. Rapidtron may continue to be unprofitable for the next 12 months until all software interfaces are completed. Specifically, Rapidtron will be developing additional software interfaces for fitness clubs, YMCAs, universities, hotels and other key markets. Rapidtron will also research and design new portable products in concert with Axess AG.

     Rapidtron has had two years of operating history, with sales of $1,945,157 to date, minimum cash on hand, and no profit. While it believes to have made good faith estimates of its ability to secure additional capital in the future to reach its goals, there is no guarantee that Rapidtron will receive sufficient funding to implement any future business plan steps.

     Rapidtron's future operating results will depend on many factors, including its ability to raise adequate working capital, demand for access control products, the level of competition and Rapidtron's ability to deliver products while maintaining quality and controlling costs.

Anticipated purchase or sale of plant and significant equipment

      Rapidtron does not anticipate any significant purchases or sales of any of its property, plant or equipment over the following 12 months, other than in the ordinary course of its business operations.

Anticipated Significant Changes in the Number of Employees

     Rapidtron has five full time and eight part time employees and twenty six commissioned sales representatives. Rapidtron has anticipated the need to hire additional staff, continue development and refinement of its operations to meet customer needs and provide additional working capital for its operations. In 2003, Rapidtron will be adding three to five new employees, a CFO, a software and hardware support technician and one to three software engineers. Expense increases as a result of the anticipated increase in employees have been calculated as part of Rapidtron's cash requirement estimate referenced above.

Research and Development Activities

     Rapidtron spent $115,840 for software development and $3,528 for product development for the year ended December 31, 2002, none of which are directly or indirectly borne by any existing or future clients. From the Use of Proceeds, we anticipate spending $250,000 in additional software development and interface expenses with outside software suppliers over the next twelve months.

Going Concern

     The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

RAPIDTRON MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Rapidtron's financial statements and the notes thereto contained elsewhere in this filing.

     Rapidtron provides automated access products (turnstiles with readers, door, counter and handheld readers) to the Fitness, University, Winter Resorts, Transit and Entertainment industries utilizing two technologies, Radio Frequency (RF) Smart chip (ISO standard Smart cards, key cards and ID bracelets) and Bar Code tickets. Please see page 11 for a further discussion of Rapidtron's business.

Critical Accounting Policies.

     The critical accounting policies of Rapidtron are described in Note 1 to its financial statements.

Results  of  Operations  for  the Years Ended  December  31,  2002  and  2001
Compared.


                              Year Ended December     Year Ended December
                                   31, 2002                31, 2001

Revenues                           1,685,270                259,887

     Cost of Goods Sold             883,590                 272,300

Operating Expenses                 1,282,616                524,578

Other Income (Expense)              24,031                  (2,269)

Net Income (Loss)                  (504,967)               (534,722)


Revenue


                                                   Increase/(decrease)
                         2002          2001
                                                       $            %

For the year ended
December 31:
     Revenue         $ 1,685,27052  $   259,887 $  1,425,3832      486648%
                             1,948                     62,061


     Revenues for the year ended December 31, 2002 were $1,685,270 compared to revenues of $259,887 in the year ended December 31, 2001. This resulted in an increase in revenues of $1,425,383, or 648%, from $259,887 in the same period one year ago. The increase is due to sales made to transit, fitness clubs, university, winter resort, and entertainment sectors.

Cost of goods sold/Gross profit percentage of revenue


                                                      Increase/(decrease)
                              2002         2001

                                                         $            %

For the year ended
December 31:
     Cost of goods sold    $   883,590  $   272,300 $  611,290         324%

     Gross profit % of
revenue                         47.56%       (4.8)%



     Cost of goods sold for the year ended December 31, 2002 was $883,590, an increase of $611,290, or 324%, from $272,300 for the same period ended December 31, 2001. The increase reflects a substantial increase in sales in 2002.

     Gross profit as a percentage of revenue increased from (4.8%) for year ended December 31, 2001 to 47.56% for the year ended December 31, 2002. The increase in gross profit percentage reflected by higher margin sales in to transit, fitness, universityies, entertainment, and winter resort industriess.

General and Administrative expenses


                                                      Increase/(decrease)
                               2002         2001

                                                           $          %

For the year ended
December 31:
     General &
Administrative expenses     $ 1,282,616 $    524,578  $  725,038      244%


     General and administrative expenses were $1,282,616 for the year ended December 31, 2002 versus $524,578 for the year ended December 31, 2001, which resulted in an increase of $725,038 or 244%. The increase for the year ended December 31, 2002 versus the same period in 2001 is primarily due to building infrastructure, marketing, and software interface solutions with several fitness software providers.

Net loss


                                                     Increase/(decrease)
                               2002        2001

                                                          $           %

For the year ended
December 31:
     Net loss               $   504,967 $  534,722 $    (29,755)        6%


     Rapidtron's net loss for the year ended December 31, 2002 was $504,967, versus a net loss of $534,722 for the year ended December 31, 2001, a decrease of $29,755, or 6%. The decrease in net loss was primarily the result of increased sales that offset operating expenses.

Off-Balance Sheet Arrangements

     Rapidtron does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Transactions with Related Parties

     Equus Marketing and Design, Inc. (Equus) is a related party by virtue of common ownership. Equus has paid operating expenses on behalf of Rapidtron supporting short-term working capital requirements. Additionally, Equus has assessed Rapidtron marketing fees for services provided by Equus personnel on Rapidtron's behalf. Equus buys media, printing, trade show space and media, provides creative design, copy and production of fitness and resorts advertising, catalogs, mailers, presentation materials, press kits and web sites. In addition, Rapidtron and Equus rely on shared personnel for reception, bookkeeping, purchasing, production, logistics and other administrative support. The total outstanding balance due to Equus at December 31, 2002 was $318,175 and $790,774 at December 31, 2001.

Liquidity and Capital Resources at December 31, 2002 Compared with December 31,2001.

     The following table summarizes working capital and total assets, accumulated deficit and shareholders' equity.


                                  December 31, 2002     December 31, 2001
Working Capital                  $     (1,437,691)     $     (922,133)

Total Assets                     $       569,285       $      289,807

Accumulated Deficit              $      (992,843)      $     (992,843)

Stockholders' Equity (Deficit)   $     (1,412,825)     $     (907,858)


     Subsequent to the year ended December 31, 2002, Rapidtron borrowed $1,050,000 from non-affiliated private lenders. $950,000 of these loans will convert into common stock of RPDT upon Closing of the Merger at $1.00 per share. The remaining $100,000 is currently due and payable on demand.

      Following Closing, RPDT shall use its commercially reasonable best efforts to sell in a private placement offering, up to 1,000,000 shares of RPDT restricted common stock at no less than $1.00 per share to satisfy Rapidtron's working capital needs.

     Historically, Rapidtron has financed its operations through the investment of founders and sale of equity securities, including private sales of common stock. It is anticipated that the sale of Rapidtron's stock will continue until such time as it generates sufficient revenues from its operations to cover operating expenses. Rapidtron does not believe that its existing cash balance and internally generated funds from operations will provide the liquidity required to satisfy its working capital needs and anticipated capital expenditures for the next year. In the event Rapidtron is unable to generate capital from loans, the sale of stock, or revenues, it will be forced to cease operations until additional capital is available.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Unaudited Pro Forma Financial Information

     The following describes the pro forma effect of the merger on (1) the unaudited balance sheet data of RPDT and Rapidtron as of December 31, 2002 and (2) the unaudited statements of operations data of RPDT and Rapidtron for the fiscal year ended December 31, 2002.

     This information is only a summary. You should read the unaudited pro forma combined condensed financial and other information and the accompanying notes that are included elsewhere in this document. You should also read the historical information and related notes of RPDT that are incorporated by reference into this document and the historical financial statements and related notes for Rapidtron contained elsewhere in this document.

     The unaudited pro forma combined condensed balance sheet data and the unaudited pro forma combined condensed operations data show the estimated effects of the merger as if it had occurred on December 31, 2002.

    We are providing the unaudited pro forma combined condensed financial and other information for informational purposes only. It does not necessarily represent or indicate what the financial position and results of operations of RPDT would actually have been had the merger and other pro forma adjustments in fact occurred at the date indicated. It also does not necessarily represent or indicate the future financial position or results RPDT will achieve after the merger.


RAPIDTRON, INC. (NV)
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2002

ASSETS                                                           (Unaudited)
                      Historical  Historical                      Pro forma
                      Rapidtron,  Rapidtron,   Pro forma         Rapidtron,
                       Inc. (NV)   Inc. (DA)  Adjustments         Inc (NV)


Current assets:
   Cash and cash
equivalents             $ 9,592      $ 10,834   1,000,000      3 $ 1,020,426
  Accounts                    -        88,159                         88,159
receivable, Net
  Inventory, net              -       186,116                        186,116
  Note receivable for         -       196,217                        196,217
stockholder
  Prepaid expenses            -        59,471           -             59,471
Other assets
  Deposits                  218        13,901                         14,119
     Total current        9,810       554,698                      1,564,508
assets

Property and                  -        14,587                         14,587
equipment, net
           Total non-         -        14,587                         14,587
current assets

           Total              $     $ 569,285                    $ 1,579,095
assets                    9,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable            $     $ 845,002                    $   845,002
                              -
  Finder fee payable          -             -     684,000      4     684,000



  Officer salaries            -             -     720,000      5     720,000
payable
  Accrued liabilities         -       116,057                        116,057
  Accrued taxes               -        24,685                         24,685
  Line of credit              -       140,000                        140,000
  Current portion of          -           806                            806
long-term debt
  Shareholder loans           -       103,763                        103,763
  Notes payable                       430,000                        430,000
  Related party notes         -       318,175                        318,175
payable
           Total              -     1,978,488                      3,382,488
current liabilities

  Other Long Term             -         3,622                          3,622
Liabilities

          Total               -     1,982,110                      3,386,110
Liabilities



Shareholders' equity
  Common stock, $.001    16,800        10,052     (9,802)      1
par value
                                                    1,000      3      18,050

  Additional paid in     63,700        74,933    (59,888)      1
capital
                                                  999,000      3   1,077,745

  Accumulated          (70,690)   (1,497,810) (1,334,310)  1,4,5  (2,902,810)
(deficit)
    Total                 9,810   (1,412,825)                    (1,807,015)
shareholders' equity
(deficit)

           Total
liabilities and
shareholders' equity    $ 9,810   $   569,285           -        $ 1,579,095



RAPIDTRON, INC. (NV)
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2002
                                                                (Unaudited)
                     Historical  Historical                      Pro forma
                     Rapidtron,  Rapidtron,   Pro forma         Rapidtron,
                      Inc (NV)    Inc. (DA)  Adjustments         Inc (NV)

Sales                $       -    $1,685,270                     $1,685,270

Cost of sales                -       883,590                        883,590

   Gross Profit              -       801,680                        801,680



Officer salaries             -             -     360,000   2,5      360,000
Selling general and      5,761     1,282,616                      1,288,377
administrative
expenses

Operating loss         (5,761)     (480,936)     360,000          (846,697)


Other income
(expense)
   Other expense             -      (24,031)                       (24,031)
   Foreign currency       (16)             -                           (16)
adjustment
   Interest income          32             -                             32
   Interest expense          -             -                              -
                            16      (24,031)                       (24,015)


       Net loss      $ (5,745)    $(504,967)  $  360,000         $(870,712)

Basic and diluted    $ (0.000)    $  (0.050)                     $  (0.048)
(loss) per common
share

Weighted average
number of
    common shares    16,800,00    10,052,000                     18,050,002
outstanding                  0


                   Notes to Pro Forma Financial Statements

Note  1    To reflect the recapitalization of Rapidtron, Inc.-Nevada ("RPDT")
with the book value of net assets of Rapidtron, Inc.-Delaware ("Rapidtron") at the acquisition date. Because the acquisition was accounted for as a reverse acquisition, there was neither goodwill recognized nor any adjustments to the book value of the net assets of RPDT that would affect the pro forma statement of operations.

Note 2 To reflect the pro forma results of employee options as if they were granted and outstanding at December 31, 2002 as follows: none of the 900,000 employee options if outstanding at December 31, 2002 would have been vested as they will not be granted until at least May of 2003 and will vest 50% on January 1, 2004 and 50% on January 1, 2005. The intrinsic value of the 900,000 shares of common stock options on the grant date has been approximated at $0.46 per share (or $414,000 in total) based on a fair market value of $1.46 per share and an exercise price of $1.00, which will be amortized to compensation expense over the vesting period of the options. No pro forma adjustment has been recorded on the pro forma balance sheet or statement of operations.

     The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

     SFAS 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

     The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as the Company adopted the cost recognition requirement under SFAS 123, are required to be presented (see below).

     At December 31, 2002, the Company did not have any stock-based employee compensation plans. The Company intends to account for plans under the recognition and measurement principles of APB 25, and related interpretation. If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, the resulting effects on pro forma net loss and earnings per share would have been 900,000 shares at $1.46 per share.

Note 3 To reflect the conversion of $1,000,000 in debt to 1,000,000 shares of $0.001 par value common stock at $1.00 per share.

Note 4 To reflect a finders fee agreement to issue 400,000 shares of $0.001 par value common stock valued at $1.46 per share, the fair market value of the underlying stock on the date of merger, plus $100,000 cash for a total of $684,000.

Note 5 To reflect the accrual of officer salaries pursuant to employment agreements for a combined total of $360,000 per year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have not had any disagreements with our independent auditor on accounting or financial disclosures.

                                  PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

      On February 6, 2002, Hue Do, our then sole officer and director, appointed Dr. John Veltheer as the new sole director of the Company, who subsequently elected himself as the sole officer of the Company. Following Dr. Veltheer's appointment Mrs. Do resigned.

     On November 13, 2002, the Board of Directors elected Hendrik Rethwilm to serve as a director of the Company until the next annual meeting of stockholders.

      The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company during the last fiscal year is as follows:

Name                  Age   Title

John Veltheer          37   President, Secretary/Treasurer, Director
Hendrik Rethwilm       38   Director

Duties, Responsibilities and Experience

      John Veltheer - President, Secretary/Treasurer, Director: Dr. Veltheer holds a position of President, Secretary, Treasurer, and Director of the Company. Dr. Veltheer possesses a high level of strategic planning and development skills and is especially adept in corporate structuring, finance and fundraising. Over the past five years, Dr. Veltheer has been operating as a management consultant, in addition to serving as a director and executive officer of numerous companies. Dr. Veltheer is currently a strategic consultant to House of Brussels Chocolates, Inc. and VendTek Systems Inc. where he is responsible for restructuring corporate operations and business development.

     Dr. Veltheer is the current president of Iridium Capital Inc. From 1997-1999, Mr. Veltheer served as president of Genesis Investor Relations where he
provided    investor   relations   marketing   consulting   and   shareholder
communications  services  to  various  Canadian  start-up  corporations.   In
addition, from 1999-2000, Dr. Veltheer was president and director of SUMmedia.com Inc. (OTC:BB "ISUM") where he developed an international corporate structure.

      Hendrik Rethwilm - Director: Mr. Rethwilm was elected Director to aid the Company in setting strategic direction and negotiations related to the merger.

      Mr.  Rethwilm  has  considerable experience in the arena  of  corporate finance and business development. From 1993-1999, he worked with PricewaterhouseCoopers in their corporate finance department focusing on the financial and organizational restructuring of medium-to-large sized companies. Subsequently, from 2000-2001, he was involved in setting up a subsidiary of Ericsson, the Swedish mobile phone producer, advising clients in the area of mobile eCommerce. During his tenure with Ericsson he also built a venture capital arm within Ericsson Consulting whose purpose was to invest in companies developing applications for the mobile eCommerce sector.

      Currently, Mr. Rethwilm is self-employed and consults to various companies that are in need of his corporate finance and business development skills.

Directors and Executive Officers of the RPDT following the Merger

      Immediately following the merger, the board of directors of RPDT will consist of a total of three members. Under the terms of merger agreement, Rapidtron shareholders have the right to designate two directors, and RPDT has the right to designate one director. In addition, the Rapidtron executive officers shall become the executive officers of RPDT. The directors and executive officers will be as follows:

Name              Age  Title

John Creel         64  President and Chairman of the Board
Steve Meineke      49  Secretary/Treasurer, General Manager and a
                       Director
Hendrick Rethwilm  38  Director
Peter Dermutz      44  Executive Vice President

Duties, Responsibilities and Experience

     John Creel - President and Chairman of the Board: From January 27, 2000 to present, Mr. Creel has been the Chief Executive Officer and director of Rapidtron. Prior to founding Rapidtron, Mr. Creel founded John Creel Advertising in March 1985, which in September 1995 was renamed Equus
Marketing & Design. Mr. Creel continues to run Equus as a full-service advertising and marketing agency, which also provides product and transportation design services. His accounts have included some of the largest manufacturers in technology, sports and lifestyle products, including Northern Telecom, Bell Northern Research, Bell Canada, Salomon, Cleveland Golf, Vuarnet, Marker, Life Fitness, Nautilus, Smith Optics, Helly-Hansen, Head/Tyrolia Sports and Ski Data.

     In December 1972, he established and managed seven of the largest design and communications companies in North America, with over 300 employees in Montreal and Toronto, before selling his interests and returning to his native California in March 1985.

     It was through his strategic marketing sessions with Peter Dermutz and Wolfram Kocznar of Ski Data that the idea of RAPITRON and the utilization of Smart access in major North American markets, other than ski, were first conceived.

     Equus was involved from the very beginning in the Las Vegas Monorail project including the founding of Promethean, and was responsible for all licensing, advertising, promotional and merchandising rights. Equus designed the Las Vegas Monorail cars for Bombardier and developed the marketing materials for the Monorail Authority.

     Steve Meineke - Secretary/Treasurer, General Manager and Director: From January 2002 to present, Mr. Meineke has served as the General Manager of Rapidtron. From July 1996 to December 2001, Mr. Meineke was the CEO of Mission Hockey. As CEO of Mission Hockey, he spearheaded the growth of a privately held start-up hockey equipment company to a global business. Prior to Mission Hockey he also served as President of Specialized Bicycles and Nordica USA.

     At Nordica, he worked with the managing director of Benetton Sportsystem to lead brand and product diversification for a Vermont ski company. He led strategy and facilitated introductions that concluded with a 50% acquisition of another major company and leading brand.

     Mr. Meineke also served as Vice President, Sales and Marketing for Vuarnet-France and North American Marketing Manager and Sales Representative for Salomon North America.

     Hendrik Rethwilm - Director: Mr. Rethwilm has considerable experience in the arena of corporate finance and business development. From 1993-1999, he worked with PricewaterhouseCoopers in their corporate finance department focusing on the financial and organizational restructuring of medium-to-large sized companies. Subsequently, from 2000-2001, he was involved in setting up a subsidiary of Ericsson, the Swedish mobile phone producer, advising clients in the area of mobile eCommerce. During his tenure with Ericsson he also built a venture capital arm within Ericsson Consulting whose purpose was to invest in companies developing applications for the mobile eCommerce sector.

     Peter Dermutz - Executive Vice President: From May 1999 to present, Mr. Dermutz has been an Executive Vice President of Rapidtron and a director. From December 1998 to May 1999, Mr. Dermutz was employed by Systems AG, where he organized its North American division. From June 1996 to December 1998, Mr. Dermutz was employed to run Fairs and Events Division of Ski Data Austria, which has revenues of $5 million annually.

     Mr. Dermutz is a 15-year, senior marketing and technical consultant in the access control industry. After graduating from business school in Austria, he joined Ski Data Austria as junior account executive in 1983. He swiftly rose to the top, serving as Vice President, Software Applications Systems before moving to the United States to open Ski Data's subsidiary in Los Angeles. He was responsible for opening six major North American ski resorts with Ski Data's technology, totaling some 2.5 million skier visits, and $1.5 million in sales/annually.

Directors

      The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected.

Compensation of Directors

     It is expected that directors of RPDT who are also full-time employees of RPDT will receive no additional compensation for their services as directors. Each non-employee director of RPDT is anticipated to receive compensation of $1,000 for each meeting of the board, as well as travel expenses if required.

     RPDT expects to adopt a plan pursuant to which directors will be granted various equity awards, including stock options as may be determined from time to time by the board. Awards made pursuant to the plan will generally vest in substantially equal installments over a period of time to be determined by the board of directors. The exercise price of options granted under the plan may not be less than the fair market value of a share of RPDT's common stock on the date of the grant of the option.

Executive Officers

     The executive officers of RPDT will serve in their respective capacities until their successors are duly elected and qualified or until their earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2002 all forms 3, 4 and 5 were filed on a timely basis or as of this filing for our executive officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation of our officers and directors, Dr. John Veltheer since his appointment on February 6, 2002 through December 31, 2002, Hendrik Rethwilm since his appointment November 13, 2002 through December 31, 2002 and our previous sole officer and director Hue Do from March 22, 2000 through February 6, 2002.

Summary Compensation Table

                       Annual Compensation           Long Term Compensation
 Name and                                  Other      Restricted
Principal    Year     Salary     Bonus     Annual        Stock       Options
 Position                                 Compens
                                           ation
Dr. John
Veltheer,
President,
Secretary/
Treasurer,
Director     2002        $-0-     N/A       N/A           N/A          N/A

Hendrik
Rethwilm,
Director     2002        $-0-     N/A       N/A           N/A          N/A

Hue Do       2000     $15,914     N/A       N/A      2,500,000(1)      N/A
Prior        2001        $-0-   $5,000      N/A           N/A          N/A
Officer &    2002        $-0-     N/A       N/A           N/A          N/A
Director
(1) As adjusted for forward splits. Mrs. Do originally received 100,000 shares per services rendered at a value of $0.001 per shares.

Compensation of Executive Officers following the Merger

     The compensation of the executive officers of RPDT, following closing of the merger will be governed by the employment agreements between Rapidtron and each of John Creel, Steve Meineke, and Peter Dermutz. The agreements will be assumed by RPDT in connection with the merger, although these individuals will remain employees of Rapidtron.

Employment Agreements

     Rapidtron has employment agreements with John Creel, Steve Meineke and Peter Dermutz. Upon the effectiveness of the merger, these employment agreements will transfer to RPDT on the same terms and conditions with RPDT being the employer.

     John Creel, President and Chairman. On January 1, 2003, and subsequently amended on April 11, 2003, Rapidtron entered into an employment agreement with John Creel for a term commencing January 1, 2003 and expiring December 31, 2004. Either party may terminate the agreement with or without cause. The agreement provides for the payment of a base salary of $120,000 per year.

The agreement provides for the following additional compensation:

* If Rapidtron is "profitable" (as defined below) at the end of the calendar year 2003, Mr. Creel will receive a bonus in the amount of $55,000.00 and his base salary will be increased thereafter to $175,000.00 per year through December 31, 2004. If Creel does not receive the foregoing increase in base salary for the calendar year 2004 and Rapidtron is profitable and the end of the calendar year 2004, Creel will receive a bonus in the amount of $55,000.00. As used in the agreement, "profitable" shall mean Rapidtron's EBITDA for the fiscal year shall be at least $500,000.00;

* Creel will be entitled to earn incentive compensation during the term of the agreement, in an amount based on a unanimous consent of RPDT's board of directors and in accordance with an approved bonus plan;

* Creel will be granted, upon adoption of a RPDT option plan to be implemented by July 31, 2003, stock options for at least 450,000 shares of RPDT's common stock with a conversion price of $1.00 per share, one-half to be vested on January 1, 2004, and one-half to be vested on January 1, 2005; provided, however, such options shall vest immediately upon a "change in control" (as defined below) if, as a result of such change in control, Creel is removed without cause from his position as officer or director of Rapidtron or RPDT;

* Creel shall also be eligible to receive additional options based upon the plan to be vested over a three (3) year period beginning on the effective date of the agreement and to expire not less than five (5) years after termination of the agreement; and

* Creel shall be reimbursed for all business-related expenses and costs actually incurred in the performance of his duties under the agreement.

Other material terms of Mr. Creel's agreement are:

* If Mr. Creel is terminated due to a permanent disability, Rapidtron shall continue to pay him (a) his base salary for 12 months following the date of termination, (b) insurance benefits set forth in the agreement for 12 months following the date of termination, and (c) a prorated incentive bonus through the date of termination;

*    Either party may terminate the agreement immediately for cause;

* Should Mr. Creel resign with cause, or if Rapidtron terminates Creel without cause,

 * Rapidtron shall immediately pay to Creel all accrued and unpaid compensation as of the date of such termination;

 * Rapidtron shall continue to pay the base salary through the period 12 months following the date of termination; and

 * at the time of termination, Rapidtron shall pay the incentive bonus for the calendar year of termination as if Creel had continued to perform for the remainder of said calendar year at the average rate of increase in profits over the prior term of the agreement., and

     The agreement contains covenants by Mr. Creel not to compete with Rapidtron during the term of the agreement and for a one-year period following the term of the agreement.

     Steve Meineke, Secretary/Treasurer and a Director. On January 1, 2003, and subsequently amended on April 11, 2003, Rapidtron entered into an employment agreement with Steve Meineke for a term commencing January 1, 2003 and expiring December 31, 2004. Either party may terminate the agreement with or without cause. The agreement provides for the payment of a base salary of $90,000 per year.

The agreement provides for the following additional compensation:

* If Rapidtron is "profitable" (as defined below) at the end of the calendar year 2003, Mr. Meineke will receive a bonus in the amount of $35,000.00 and his base salary will be increased thereafter to $125,000.00 per year through December 31, 2004. If Meineke does not receive the foregoing increase in base salary for the calendar year 2004 and Rapidtron is profitable and the end of the calendar year 2004, Meineke will receive a bonus in the amount of $35,000.00. As used in the agreement, "profitable" shall mean Rapidtron's EBITDA for the fiscal year shall be at least $350,000.00;

* Meineke will be entitled to earn incentive compensation during the term of the agreement, in an amount based on a unanimous consent of RPDT's board of directors and in accordance with an approved bonus plan;

* Meineke will be granted, upon adoption of a RPDT option plan to be implemented by July 31, 2003, stock options for at least 450,000 shares of RPDT's common stock with a conversion price of $1.00 per share, one-half to be vested on January 1, 2004, and one-half to be vested on January 1, 2005; provided, however, such options shall vest immediately upon a "change in control" (as defined below) if, as a result of such change in control, Meineke is removed without cause from his position as officer or director of Rapidtron or RPDT;

* Meineke shall also be eligible to receive additional options based upon the plan to be vested over a three (3) year period beginning on the effective date of the agreement and to expire not less than five (5) years after termination of the agreement; and

* Meineke shall be reimbursed for all business-related expenses and costs actually incurred in the performance of his duties under the agreement.

Other material terms of Mr. Meineke's agreement are:

* If Mr. Meineke is terminated due to a permanent disability, Rapidtron shall continue to pay him (a) his base salary for 12 months following the date of termination, (b) insurance benefits set forth in the agreement for 12 months following the date of termination, and (c) a prorated incentive bonus through the date of termination;

*    Either party may terminate the agreement immediately for cause;

* Should Mr. Meineke resign with cause, or if Rapidtron terminates Meineke without cause,

     * Rapidtron shall immediately pay to Meineke all accrued and unpaid compensation as of the date of such termination;

     * Rapidtron shall continue to pay the base salary through the period 12 months following the date of termination; and

     * At the time of termination, Rapidtron shall pay the incentive bonus for the calendar year of termination as if Meineke had continued to perform for the remainder of said calendar year at the average rate of increase in profits over the prior term of the agreement.

     The agreement contains covenants by Mr. Meineke not to compete with Rapidtron during the term of the agreement and for a one-year period following the term of the agreement.

     Peter Dermutz, General Manager. On January 1, 2003, and subsequently amended on April 11, 2003, Rapidtron entered into an employment agreement with Peter Dermutz for a term commencing January 1, 2003 and expiring December 31, 2004. Either party may terminate the agreement with or without cause. The agreement provides for the payment of a base salary of $150,000 per year.

The agreement provides for the following additional compensation:

* Dermutz will be entitled to earn incentive compensation during the term of the agreement, in an amount based on a unanimous consent of RPDT's board of directors and in accordance with an approved bonus plan;

* Dermutz shall be entitled to participate in all retirement plans, profit sharing, stock option plans, stock appreciation rights, and other such employee benefits, provided by Rapidtron or RPDT, to employees similarly situated;

* Dermutz shall be eligible to receive stock options for shares of RPDT's common stock based upon a stock option plan to be vested over a three (3) year period beginning on the effective date and to expire not less than five
(5) years after termination of the agreement; and

* Dermutz shall be reimbursed for all business-related expenses and costs actually incurred in the performance of his duties under the agreement.

Other material terms of Mr. Dermutz's agreement are:

* If Mr. Dermutz is terminated due to a permanent disability, Rapidtron shall continue to pay him (a) his base salary for 12 months following the date of termination, (b) insurance benefits set forth in the agreement for 12 months following the date of termination, and (c) a prorated incentive bonus through the date of termination;

*    Either party may terminate the agreement immediately for cause;

* Should Mr. Dermutz resign with cause, or if Rapidtron terminates Dermutz without cause,

 * Rapidtron shall immediately pay to Dermutz all accrued and unpaid compensation as of the date of such termination;

 * Rapidtron shall continue to pay the base salary through the period 12 months following the date of termination; and

 * At the time of termination, Rapidtron shall pay the incentive bonus for the calendar year of termination as if Dermutz had continued to perform for the remainder of said calendar year at the average rate of increase in profits over the prior term of the agreement.

     The agreement contains covenants by Mr. Dermutz not to compete with Rapidtron during the term of the agreement and for a one-year period following the term of the agreement.

     As used in the employment agreement, the term "change of control" means the removal from the current level of management as the result of any of the following: (i) the acquisition of 50% or more of the common stock of RPDT,
(ii) a change in the majority of the board of directors of RPDT, (iii) any reorganization, merger, or consolidation with Rapidtron or RPDT that results in either (i) or (ii) above, (iv) sale of all or substantially all of the assets of Rapidtron, (v) liquidation of Rapidtron, or (vi) dissolution of Rapidtron.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. (what about Hendrik?)


                                                  Number          Percent
        Name of Beneficial Owner (1)             of Shares       Of Class
Hue Do                                             2,500,000       12.5%
John Veltheer                                              0        0%
Hendrik Rethwilm                                           0        0%
Tim Do(2)                                          2,500,000       12.5%
Todd Ream                                          7,500,000       37.5%
Ant Inc.                                           1,493,750       7.4%
Alpine Industries Inc.                             1,000,000        5%
                                                  ----------     -----------
All Beneficial Owners, Directors &
Officers as a Group                               14,993,750     74.94.99%
                                                  ==========     ===========

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

     The following table presents information about the beneficial ownership of our common stock after the consummation of the merger, relating to the beneficial ownership of RPDT common stock by those persons known to beneficially own more than 5% of RPDT capital stock and by its directors and executive officers.

     The percentage of beneficial ownership for the following table is based on 17,050,002 shares of common stock outstanding as of the effective time of the merger.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after closing of the merger through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.


                                                  Number          Percent
        Name of Beneficial Holder (1)            of Shares       Of Class
John Creel(2)                                     7,019,498       41.17%
Steve Meineke                                           -0-         --
Hendrick Rethwilm                                       -0-         --
Peter Dermutz                                     2,104,894       12.35%
                                                 ----------      -----------
All Directors & Officers as a Group               9,124,392       53.51%
                                                 ==========      ===========
(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) Mr. Creel's shares are held in The Creel Family Trust, of which Mr. Creel is the Trustee.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Our officers and We (RPDT) do not lease or rent any property. Office services are provided without charge by a director. Such costs are deemed immaterial to the financial statements and accordingly have not been reflected as an expense to us.directors are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between us and their other business interests. We have not formulated a policy for the resolution of such conflicts.

     Rapidtron shares a facility with Equus. Equus is the lessee of the facility and Rapidtron is assessed monthly rent expense of $5,000, however, there is no formal sublease agreement in place.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

          A.   INDEX TO RPDT CONSOLIDATED FINANCIAL STATEMENTS
          1.     Independent Auditors Report                       F-1
          2.     Financial Statements:
               Balance Sheet                                       F-2
               Statement of Operation                              F-3
               Statement of Changes in Stockholders'               F-4
               Statement of Cash Flows             F-5
               Notes to Consolidated Financial Statements    F-6 - F-9

                                                               B.     INDEX
               TO RAPIDTRON (DA) CONSOLIDATED AUDITED FINANCIAL STATEMENTS
          1.     Independent Auditors Report                       F-1
          2.     Financial Statements:
               Balance Sheet                                       F-2
               Statement of Operation                              F-3
               Statement of Changes in Stockholders'               F-4
               Statement of Cash Flows                       F-5 - F-6
               Notes to Consolidated Financial Statements    F-7 - F-9

                                                               C.     INDEX
               TO RAPIDTRON (DA) CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
          1.     Independent Auditors Report                       F-1
          2.     Financial Statements:
               Statement of Net                                    F-2
               Statement of Cash Flows                             F-3
               Notes to Consolidated Financial Statements    F-4 - F-6

     2. During the fiscal year December 31, 2002 the Company filed the following 8-Ks.
          8-K Report filed on November 15, 2002, Amended Articles of Incorporation changing the Company's name from The Furnishing Club to Rapidtron, Inc.

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
          8-K Report filed April 2, 2003, Amendment to Agreement and Plan of Merger
          8-K/A Report filed February 3, 2003, Agreement and Plan of Merger. 8-K Report filed January 23, 2003, Agreement and Plan of Merger.

     4.   Exhibits
                                EXHIBIT INDEX
Exhibit      Description
Number
(2)(a)**     Agreement and Plan of Merger, dated January 17, 2003 among
             Rapidtron, Inc. (formerly The Furnishing Club), RTI
             Acquisition Subsidiary, Inc., and RAPIDTRON INC.
(2)(b)***    Amendment #1 to Agreement and Plan of Merger dated March 31,
             2003
(3)(i)*      Amended Articles of Incorporation changing the name from The
             Furnishing Club to Rapidtron, Inc.
(10)(a)***   Steve Meineke Employment Agreement
(10)(b)***   Amendment #1 to Meineke Employment Agreement
(10)(c)***   Peter Dermutz Employment Agreement
(10)(d)***   Amendment #1 to Dermutz Employment Agreement
(10)(e)***   John Creel Employment Agreement
(10)(f)***   Amendment #1 to Creel Employment Agreement
(21)*        Articles of Incorporation for RTI Acquisition Subsidiary, Inc.
________________________
*  Filed in Form 10-QSB on November 14, 2002
**   Filed in Form 8-K on February 3, 2003
***  Filed in Definitive 14C on April 11, 2003

ITEM  14. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls  or  in
other   factors  that  could  significantly  affect  the  internal   controls
subsequent to the date we completed our evaluation.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

RAPIDTRON, INC.                    DATED: April 14, 2003



By:/S/DR. JOHN VELTHEER
   Dr. John Veltheer, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                              Date

/S/DR. JOHN VELTHEER     President, Secretary/Treasurer,    April 14, 2003
Dr. John Veltheer        Director, Chief Accounting Officer

/S/HENDRIK RETHWILM      Director                           April 14, 2003
Hendrik Rethwilm

                                CERTIFICATION

I, Dr. John Veltheer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Rapidtron, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/S/DR. JOHN VELTHEER
Dr. John Veltheer
President/Chief Accounting Officer

                               Rapidtron, Inc.
                        Index To Financial Statements


Report of Independent Certified Public Accountants            F-1

Consolidated Balance Sheets, December 31, 2002 and 2001       F-2

Consolidated Statement of Operations for the Years Ended
December 31, 2002, 2001 and from inception (March 22, 2000)
to December 31, 2002                                          F-3

Consolidated Statement of Stockholders' Equity from inception
(March 22, 2000) to  December 31, 2002                        F-4

Consolidated Statement of Cash Flows for the Year Ended
December 31, 2002, 2001, and from inception (March 22, 2000)
to December 31, 2002                                          F-5

Notes to Consolidated Financial Statements              F-6 - F-9

BECKSTEAD AND WATTS, LLP
Certified Public Accountants
                                                       3340 Wynn Road, Ste. B
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                             702.362.0540 fax

                        INDEPENDENT AUDITORS' REPORT

February 28, 2003

Board of Directors
Rapidtron, Inc.
Las Vegas, NV

We have audited the Balance Sheets of Rapidtron, Inc. (Formerly The Furnishing Club), (A Development Stage Company) as of December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended, and for the period March 22, 2000 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rapidtron, Inc. (Formerly The Furnishing Club), (A Development Stage Company) as of December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended, and for the period March 22, 2000 (Date of Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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


Beckstead and Watts, LLP


                               RAPIDTRON, INC.
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)

                                BALANCE SHEET

                                   ASSETS
                                                 For the Year Ended
                                                    December 31,
                                              2002               2001
CURRENT ASSETS
     Cash                               $          2,310   $          15,337
                                        ----------------   -----------------
     TOTAL CURRENT ASSETS                          2,310              15,337
                                        ----------------   -----------------
OTHER ASSETS
     Deposits                                        218                 218
                                        ----------------   -----------------
     TOTAL OTHER ASSETS                              218                 218
                                        ----------------   -----------------
                                        $          2,528   $          15,555
                                            ============         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                     $       32,576   $               0
                                          --------------   -----------------
     TOTAL CURRENT LIABILITIES                    32,576                   0
                                          --------------   -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $.001 par value
authorized 5,000,000 shares; none issued
and outstanding                                        0                   0

   Common stock, $.001 par value,
authorized 20,000,000 shares; 19,993,750
issued and outstanding at December 31,
2002 and 20,798,752 Issued and
outstanding at December 31, 2001
retroactively restated                            19,994              20,799

Additional paid-in capital                        60,506              59,701
Foreign Currency Adjustment                            5                   0
(Deficit) accumulated during
development stage                              (110,553)            (64,945)
                                          --------------   -----------------
     TOTAL STOCKHOLDER'S EQUITY
(DEFICIT)                                       (30,048)              15,555
                                          --------------   -----------------
                                          $        2,528   $          15,555
                                             ===========         ===========


  The accompanying notes are an integral part of these financial statements


                               RAPIDTRON, INC.
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS

                                                            For the Period
                             For the Year   For the Year       March 22,
                                Ended      Ended December  2000,(Inception)
                             December 31,       31,         to December 31,
                                 2002           2001             2002
INCOME
Revenue                     $           0   $           0   $               0
                            -------------   -------------   -----------------
EXPENSE
General and
Administrative                     45,645          29,154             111,389
                            -------------   -------------   -----------------
TOTAL EXPENSES                     45,645          29,154             111,389
                            -------------   -------------   -----------------
Net Operating Loss               (45,645)        (29,154)           (111,389)
Other Income/ (Expense)
      Interest Income                  37             175                 836
                            -------------   -------------   -----------------
NET (LOSS)                  $    (45,608)   $    (28,979)   $       (110,553)
                              ===========     ===========         ===========
Net profit(loss)
per weighted shares         $           0   $           0
                              ===========     ===========
Number of common
shares outstanding
retroactively restated         19,993,750      20,798,752
                              ===========     ===========


  The accompanying notes are an integral part of these financial statements



                               RAPIDTRON, INC.
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY


                                                   (Deficit)
                                                  accumulated
                  Common Stock       Additional      during        Total
                     Shares            paid-in    development  Stockholders'
                     Amount            Capital       stage        Equity
              --------   ----------  ----------   -----------  -------------
March 22,
2000
Issued for
Corporate
Services      12,298,750 $   12,299  $  (11,799)   $         0 $         500

March 28,
2000
Issued for
cash           2,500,000      2,500       17,500                      20,000

September
29, 2000
Issued for     6,000,000      6,000       54,000                      60,000
cash

Net loss
March 22,
2000,
(Inception)
to
December 31,                                          (35,966)      (35,966)
2000
              ---------- ----------  -----------   ----------- -------------
Balance
December 31,  20,798,750     20,799       59,701      (35,966)        44,534
2000

Net loss
December 31,                                          (28,979)      (28,979)
2001
              ---------- ----------  -----------   ----------- -------------
Balance
December 31,  20,798,750     20,799       59,701      (64,945)        15,555
2001

Returned
Shares by
Stockholder    (805,000)      (805)          805                           0

Net loss
December 31,                                          (45,608)      (45,608)
2002

Foreign
Currency
Adjustment             0          0            0             0             5
              ---------- ----------  -----------   ----------- -------------
Balance
December 31,  19,993,750     19,994       60,506     (110,553)      (30,048)
2002
               =========  =========   ==========   ===========  ============



  The accompanying notes are an integral part of these financial statements


                              RAPIDTRON, INC.
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS

                                                        For the Period March
                            For the Year  For the Year  22, 2000,(Inception)
                                Ended         Ended     to December 31, 2002
                            December 31,  December 31,
                                2002          2001

Cash Flows from
Operating Activities:
  Net (loss)                $   (45,608)   $   (28,979)   $        (110,553)
  Shares Issued for
services                               0              0                  500

  Adjustment to reconcile net
(loss) to net cash(used) by
operating activities
                                       0              0                    0

  Accounts Payable                32,576              0               32,576
  Payroll Liabilities                           (1,018)                    0
  Deposits                             0              0                (218)
                            ------------   ------------  -------------------
Net cash (used) in
operating activities            (13,032)       (29,997)             (77,695)

Cash Flows from
Investing Activities:                  0              0                    0

Cash Flows from
Financing Activities:
  Additional Paid in            (11,594)              0
Capital
  Common stock                    11,594              0               80,000
  Foreign Currency
Adjustment                             5              0                    5
                            ------------   ------------  -------------------
Net increase (decrease) in
cash                            (13,027)       (29,997)                2,310

Cash,
beginning of period               15,337         45,334                    0
                            ------------   ------------  -------------------
Cash,
end of period               $      2,310   $     15,337  $             2,310
                              ==========     ==========         ============


  The accompanying notes are an integral part of these financial statements

                       RAPIDTRON, INC. AND SUBSIDIARY
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Rapidtron, Inc. (the "Company"), formerly known as The Furnishing Club ("Furnishing Club"), incorporated under the laws of the state of Nevada on March 22, 2000 and its wholly-owned subsidiary, RTI Acquisition Subsidiary, Inc. ("RTI"), which was incorporated on September 27, 2002. RTI is currently dormant and does not conduct any business operations.

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

On September 30, 2002, the Company amended its Articles of Incorporation changing its name from The Furnishing Club to Rapidtron, Inc.

The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process of raising additional capital. (See Note 3)

Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

There is no provision for income taxes for the period ended December 31, 2002. The Company's total deferred tax asset as of December 31, 2002, is as follows:

     Net operating loss carry forward$(110,553)
     Valuation allowance              110,553
     Net deferred tax asset   $             0

NOTE 3 -  GOING CONCERN

The accompanying financial statements as at December 31, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon achieving profitability. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 -  STOCKHOLDERS EQUITY

Common stock
The aggregate number of shares of common stock that the Company has authority to issue is 20,000,000 shares at a par value of $0.001. As of December 31, 2002, 19,993,750 shares were issued and outstanding.

                       RAPIDTRON, INC. AND SUBSIDIARY
                       (Formerly The Furnishing Club)
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred stock
The  aggregate  number  of shares of preferred stock  that  the  Company  has
authority  to  issue is 5,000,000 shares at a par value  of  $0.001.   As  of
December 31, 2002, no shares of preferred stock were issued.

Stock Issuances
On September 30, 2002, the Company effectuated a 1 for 1 forward split (for every 1 share currently owned, each stockholder received 1 additional share) of all of its issued and outstanding common stock as of the close of business on September 27, 2002.

On October 21, 2002, one of the Company's majority stockholders returned 805,000 shares of its common stock for no consideration. The shares were subsequently cancelled.

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

NOTE 7 -  SUBSEQUENT EVENTS

On January 17, 2003, the Company entered into an agreement to acquire/merge with RAPIDTRON INC. a Delaware corporation ("RAPIDTRON"), whereby the Company issued 10,000,000 shares of its restricted common stock in exchange for 100% of RAPIDTRON's outstanding common stock.

                               RAPIDTRON, INC.

                            Financial Statements
                        Year Ended December 31, 2001
                 (With Independent Auditor's Report Thereon)


                              Table of Contents


                                                          Page
                                                         Number

Independent Auditor's Report                              F-1

Balance Sheet - December 31, 2001                         F-2

Statement of Net (Loss) - Year Ended December 31, 2001    F-3

Statement of Stockholders' (Deficit) - Year Ended
December 31, 2001                                         F-4

Statement of Cash Flows - Year Ended
December 31, 2001                                      F-5 - F-6

Notes to Financial Statements                          F-7 - F-9

                        INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Rapidtron, Inc.
(A Delaware Corporation)



We have audited the accompanying balance sheet of Rapidtron, Inc. (a Delaware corporation) as of December 31, 2001, and the related statements of (loss), stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rapidtron, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kushner Smith Joanou & Gregson, LLP

November 25, 2002


                               RAPIDTRON, INC.
                                Balance Sheet
                              December 31, 2001

                                   ASSETS

Current Assets
 Cash                                                       $         6,525
Accounts receivable (less allowance for doubtful accounts             9,172
of $5,000)
Note receivable from stockholder (Note 2)                           189,363
Inventory (less reserve of $10,000)                                  43,462
Prepaid expenses                                                     23,388
Total current assets                                                271,910

Property and equipment                                                5,940
Less accumulated depreciation and amortization                        (423)
Net property and equipment                                            5,517

Deposit                                                              12,380

                                                            $       289,807

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
 Accounts payable                                           $       235,104
Accrued salaries                                                     63,994
Current portion of long-term debt                                       806
Notes payable to stockholders (Note 3)                              103,365
Due to affiliate (Note 4)                                           790,774
  Total current liabilities                                       1,194,043

Long-term liabilities
Long-term debt (Note 5)                                               3,622
Total liabilities                                                 1,197,665

Related parties and subsequent event (Notes 6 and 7)

Stockholders' (deficit)
 Common stock, $.001 par value, authorized 20,000,000                10,120
shares,
   10,120,000 shares issued and outstanding
Preferred stock, $.001 par value, authorized 5,000,000                   --
shares,   no shares issued and outstanding
 Additional paid-in capital                                          74,865
 Retained (deficit)                                               (992,843)
  Total stockholders' (deficit)                                   (907,858)

                                                            $       289,807

               See accompanying notes to financial statements


                               RAPIDTRON, INC.
                           Statement of Net (Loss)
                        Year Ended December 31, 2001

                                                             Percentage of
                                                               Revenues
Net sales                                        $  259,887           100.0%

Cost of sales                                       272,300            104.8

 Gross profit                                      (12,413)            (4.8)

Selling, general and administrative                 524,578          (201.8)
expenses
                                                   (536,991)          (206.6)
Operating (loss)

Other income (expense)
Interest income                                      12,889              4.9
Interest expense                                   (10,620)            (4.1)
Total other income                                    2,269               .8
(expense)

(Loss) before income                               (534,722)          (205.8)
taxes

Provision for income                                    800               .3
taxes

Net (loss)                                       $ (535,522)         (205.5)%


               See accompanying notes to financial statements


                               RAPIDTRON, INC.
                    Statement of Stockholders' (Deficit)
                        Year Ended December 31, 2001

                            Common   Additional    Retained       Total
                            Stock      Paid-In    (Deficit)   Stockholders'
                                       Capital                  (Deficit)
Balance at December 31,  $  10,120 $     74,865 $ (457,321) $     (372,336)
2000

Net (loss) for the year                       --   (535,522)       (535,522)
ended December 31, 2001         --

Balance at December 31,     10,120 $     74,865 $           $     (907,858)
2001                     $                        (992,843)


               See accompanying notes to financial statements


                               RAPIDTRON, INC.
                           Statement of Cash Flows
                        Year Ended December 31, 2001

Cash flows from operating activities
Cash received from customers                               $         250,715
 Cash paid to suppliers and employees                             (251,827)
Interest received                                                    12,889
Interest expense                                                   (10,620)
Income taxes paid                                                     (800)
  Net cash provided from operating activities                           357

Cash flows from investing activities
Acquisitions of property and equipment                              (5,440)
Loan to stockholder                                                (84,139)
Net cash (applied) from investing activities                       (89,579)

Cash flows from financing activities
Proceeds from note payable to stockholder                            90,865
Proceeds from long-term borrowings                                    4,552
Principal repayments on long-term borrowings                          (124)
  Net cash provided by financing activities                          95,293

Net increase in cash                                                  6,071

Cash at beginning of year                                               454

Cash at end of year                                        $           6,525


               See accompanying notes to financial statements


                               RAPIDTRON, INC.
                           Statement of Cash Flows
                                 (Continued)
                        Year Ended December 31, 2001

                 RECONCILIATION OF NET (LOSS) TO NET CASH
                    PROVIDED FROM OPERATING ACTIVITIES
Net (loss)                                                 $       (535,522)

Adjustments to reconcile net (loss) to net
  cash provided from operating activities:
Depreciation and amortization                                           423
                                                                  (535,099)

Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable                                                 (9,172)
Inventory                                                          (43,462)
Prepaid expenses                                                   (23,388)
Deposits                                                           (12,380)
 Increase (decrease) in:
  Accounts payable                                                  180,916
Accrued salaries                                                     37,661
Due to affiliate                                                    405,281
                                                                    535,456

Net cash provided from operating activities                $             357


               See accompanying notes to financial statements

                               RAPIDTRON, INC.
                        Notes to Financial Statements
                              December 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Rapidtron, Inc. (the Company) is a provider of access control equipment that uses radio frequency technology ("RF") for the ski, transportation, and fitness industries.

Concentration of Credit Risk - The Company provides its services to customers throughout the United States. The Company's sales are not materially dependent on a small group of customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market value. Inventory consists primarily of component access control equipment.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is provided on the straight-line method over the following useful lives, in years, of the respective assets as follows:

          Computer and office equipment           5
          Furniture and fixtures                  7

Leasehold improvements are amortized over the shorter of the term of the lease or the life of the improvement.

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

Revenue Recognition - Revenue is recognized upon delivery of goods or invoicing of services to customers.

Income Taxes - The Company provides for income taxes based upon earnings reported for financial statement purposes. The tax provision for the period ended December 31, 2001 was $800.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expense - The Company expenses advertising costs as they are incurred. Total advertising expense was $14,522 for the year ended December 31, 2001.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - NOTE RECEIVABLE FROM STOCKHOLDER

The  Company  has  an outstanding note receivable from a stockholder  of  the
Company.   The  note  bears monthly interest at prime  rate  (prime  rate  at

                               RAPIDTRON, INC.
                        Notes to Financial Statements
                              December 31, 2001

December  31,  2001 was 4.75%).  The note receivable balance and  any  unpaid
accrued  outstanding  interest  are due  on  demand.   The  outstanding  note
receivable balance at December 31, 2001 was $189,363.

NOTE 3 - NOTES PAYABLE TO STOCKHOLDERS

The Company has outstanding notes payable to stockholders of the Company. The notes are unsecured bearing monthly interest at prime rate (prime rate at December 31, 2001 was 4.75%). The notes payable and any unpaid accrued interest are due on demand. Total notes payable outstanding at December 31, 2001 was $103,365.

NOTE 4 - DUE TO AFFILIATE

Equus Marketing and Design, Inc. (Equus) is a related party by virtue of common ownership. Equus has paid operating expenses on behalf of the Company supporting short-term working capital requirements. Additionally, Equus has assessed the Company marketing fees for services provided by Equus personnel on the Company's behalf. Marketing fees assessed by Equus totaled $61,000 for the year ended December 31, 2001. The total outstanding balance due to Equus at December 31, 2001 was $790,774.

NOTE 5 - LONG-TERM DEBT

Long-term debt at December 31, 2001 is summarized as follows:

19.99% various notes payable to financing company, secured    $      4,428
by computer equipment, payable in monthly installments ranging from $41 to $54 including interest, through various maturity dates from August 2005 to December 2005


Less current portion                                                   806

                                                              $      3,622

The annual aggregate maturities of long-term debt are as follows:

Years ending December 31:
2002                                                          $        806
2003                                                                 1,029
2004                                                                 1,254
2005                                                                 1,339

                                                              $      4,428

NOTE 6 - RELATED PARTIES

The Company shares a facility with Equus. Equus is the lessee of the facility and the Company is assessed monthly rent expense of $2,000, however, there is no formal sublease agreement in place. Total rent expense for the year ended December 31, 2001 was $24,000.

                               RAPIDTRON, INC.
                        Notes to Financial Statements
                              December 31, 2001

Subsequently, the monthly sublease rent was increased to $12,380 per month equal to half of the total rent paid by Equus.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company was awarded a signed contract with Bombardier Transit Corporation in the amount of $4,350,000, to provide access control equipment with RF readers for the Las Vegas Monorail project. Upon receipt of the signed contract, the Company received $1,375,000 as a deposit on this contract. Effective June 2002, the Company was terminated from the Bombardier Transit Corporation contract. No further work will be done and the Company will not be required to refund any portion of the deposit money received. These monies will be recognized as income in calendar year 2002.

NOTE 8 - CONCENTRATIONS

The Company purchases 100% of its access control systems from a foreign corporation located in Austria under an exclusive distribution agreement. This relationship represents a significant concentration. The Company is attempting to commensurate a strategic relationship that would bring the Company and this vendor under the same ownership.

                               RAPIDTRON, INC.

                       Unaudited Financial Statements
                        Year Ended December 31, 2002

                              Table of Contents


                                                          Page
                                                         Number

Balance Sheet - December 31, 2002                         F-1

Statement of Net (Loss) - Year Ended December 31, 2002    F-2

Statement of Cash Flows - Year Ended December 31, 2002    F-3

Notes to Financial Statements                          F-4 - F-6


                               RAPIDTRON, INC.

                                Balance Sheet
                              December 31, 2002

                                  ASSETS

Current Assets
 Cash                                                        $      10,834
   Accounts Receivable, Net                                         88,159
   Inventory, Net                                                  186,116
   Note receivable from stockholder                                196,217
Prepaid Expenses                                                    59,471
Total current assets                                               540,797

Property and equipment                                              19,552
Less Accumulated Depreciation                                      (4,965)
      Net Property and Equipment                                    14,587

Deposits                                                            13,901

                                                             $     569,285

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
 Accounts payable                                            $     845,002
   Accrued Liabilities                                             116,057
   Accrued Taxes                                                    24,685
Line of Credit                                                     140,000
Current Portion of Long-Term Debt                                      806
Notes Payable - Stockholders                                       103,763
Due to Related Party - Equus                                       318,175
  Total Current Liabilities                                      1,978,488

   Long-Term Debt                                                    3,622

       Total Liabilities                                         1,982,110

Stockholders' (deficit)
 Common stock, $.001 par value, authorized 20,000,000               10,120
shares,
   10,120,000 shares issued and outstanding
Preferred stock, $.001 par value, authorized 5,000,000                  --
shares,
  no shares issued and outstanding
 Additional paid-in capital                                         74,865
   Net income (Loss) Current Year                                (504,967)
 Retained Earnings                                               (992,843)
  Total stockholders' (Deficit)                                (1,412,825)

      Total Liabilities and Stockholders' Equity             $     569,285


               See accompanying notes to financial statements



                               RAPIDTRON, INC.

                           Statement of Net (Loss)
                        Year Ended December 31, 2002


Gross Revenues
Transit                                                       $   1,372,053
Fitness                                                               48,287
Winter / Summer Resorts                                              181,189
Entertainment                                                         65,351
          Universities                                                21,585
  Total Gross Revenues                                             1,688,465
Discounts                                                              3,195
Returns                                                                    -
Warranties                                                                 -
  Net Revenues                                                     1,685,270

Cost Of Goods Sold
Transit                                                              734,379
Fitness                                                               22,587
Winter/ Summer Resorts                                                86,525
Entertainment                                                         28,443
Universities                                                          11,656
Cost of Goods Returns                                                      -
  Total Cost Of Goods                                                883,590

    Gross Margin                                                     801,680

Operating Expenses
General & Administrative Expenses                                  1,282,616
Other Income/ Expenses                                                24,031
  Total                                                            1,306,646

    Net Income (Loss)                                         $   (504,967)


               See accompanying notes to financial statements


                               RAPIDTRON, INC.
                           STATEMENT OF CASH FLOWS
                        Year Ended December 31, 2002

Net (loss)                                                  $    (504,967)


Adjustments to reconcile net (loss) to net
  cash (applied) from operating activities:
Depreciation and amortization                                        4,542
                                                            $    (500,424)

Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable                                               (78,987)
Inventory                                                        (142,655)
Prepaid expenses                                                  (36,083)
Deposits                                                           (1,521)
 Increase (decrease) in:
  Accounts payable                                                 609,898
Accrued salaries                                                    52,063
Accrued taxes                                                       24,685
Due to affiliate                                                 (472,599)
                                                                  (45,199)

Net Cash (applied) from Operating Activities                $    (545,623)

Cash flows from investing activities
      Acquisitions of property and equipment                      (13,612)
      Loan to stockholder                                          (6,854)
                                                                  (20,466)

Net cash from financing activities
      Proceeds from bank line of credit                            140,000
      Proceeds from note payable                                   430,000
      Proceeds from note payable to stockholder                        398
                                                                   570,398

   Net increase in cash                                     $        4,309

   Cash at beginning of year                                $        6,525

   Cash at end of year                                      $       10,834


               See accompanying notes to financial statements

                               RAPIDTRON, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        Year Ended December 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Rapidtron, Inc. (the Company) is a provider of access control equipment that uses radio frequency technology ("RF") for the ski, transportation, and fitness industries. The accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position as of December 31, 2002, and the results of operations and cash flows for the period then ended.

Concentration of Credit Risk - The Company provides its services to customers throughout the United States. The Company's sales are not materially dependent on a small group of customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market value. Inventory consists primarily of component access control equipment.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is provided on the straight-line method over the following useful lives, in years, of the respective assets as follows:

          Computer and office equipment                  5
          Furniture and fixtures                         7

Leasehold improvements are amortized over the shorter of the term of the lease or the life of the improvement.

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

Revenue Recognition - The Company's sales transactions incorporate the sale of access control equipment and installation. At the time a sales order is placed, some customers may be required to submit a deposit with the purchase order. Deposits are only recognized as revenue when the equipment is shipped.

Revenue related to product sales are recognized when all of the following criteria have been met: persuasive evidence for an arrangement with an unrelated party exists; delivery or performance has occurred and been accepted; the fee is fixed and determinable; and collectibility is reasonably assured. When the Company is contractually obligated to provide installation services, the recognition of revenue is deferred until installation is complete and accepted by the customer.

The Company provides a one-year warranty on parts and labor, and does not provide the customer with a right of return. In accordance with SFAS 48 `Revenue Recognition When Right of Return Exists", revenue is recorded net of allowance for estimated warranty costs. Such reserve is based upon management's evaluation of limited historical experience, current industry trends and estimated costs. At December 31, 2002, management determined that no reserve for warranty expense was necessary.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statement of operations in accordance with EITF 00-10
"Accounting for Shipping and Handling Fees and Costs".   Such costs were
immaterial to the statement of operations as of December 31, 2002.

                               RAPIDTRON, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        Year Ended December 31, 2002

Income Taxes - The Company provides for income taxes based upon earnings reported for financial statement purposes. The tax provision for the period ended December 31, 2002 was none.

Advertising Expense - The Company expenses advertising costs as they are incurred. Total advertising expense was $ 91,606.14 for the year ended December 31, 2002. Total trade-show marketing expense was $105,769 for the year ended December 31, 2002.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

NOTE 2 - NOTE RECEIVABLE FROM STOCKHOLDER

The Company has an outstanding note receivable from a stockholder of the Company. The note bears monthly interest at prime rate (prime rate at December 31, 2002 was 4.75%). The note receivable balance and any unpaid
accrued outstanding interest are due on demand.   The outstanding note
receivable balance at December 31, 2002 was $196,217.

NOTE 3 - NOTES PAYABLE TO STOCKHOLDERS

The Company has outstanding notes payable to stockholders of the Company. The notes are unsecured bearing monthly interest at prime rate (prime rate at December 31, 2002 was 4.75%). The notes payable and any unpaid accrued interest are due on demand. Total notes payable outstanding at December 31, 2002 was $103,763.

NOTE 4 - DUE TO AFFILIATE

Equus Marketing and Design, Inc. ("Equus") is a related party by virtue of common ownership. Equus has paid operating expenses on behalf of the Company supporting short-term working capital requirements. Additionally, Equus has assessed the Company marketing fees for services provided by Equus personnel on the Company's behalf. Marketing fees assessed by Equus totaled $125,500 for the year ended December 31, 2002. The total outstanding balance due to Equus at December 31, 2002 was $318,175.

                               RAPIDTRON, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        Year Ended December 31, 2002


NOTE 5 - LONG-TERM DEBT

Long-term debt at December 31, 2002 is summarized as follows:

19.99% various notes payable to financing                $   3,622
company,  secured by computer  equipment,
payable  in monthly installments  ranging
from   $41  to  $54  including  interest,
through   various  maturity  dates   from
August 2005 to December 2005

NOTE 6 - RELATED PARTIES

The Company shares a facility with Equus. Equus is the lessee of the facility and the Company is assessed monthly rent expense of $5,659.04, however, there is no formal sublease agreement in place. Total rent expense for the calendar and fiscal year ended December 31, 2002 was $62,249.44.

NOTE 7 - NOTE PAYABLE TO BANK

Prime rate note payable to bank plus 2.0% $ 140,000 (prime rate at December 31, 2002 was 4.75%), commencing April 25, 2002 through maturity July 2003. Monthly interest only payments with the entire unpaid principal due at maturity, secured by stockholders of the Company

NOTE 8 - CONTRACT CANCELLATION

The Company was awarded a signed contract with Bombardier Transit Corporation in the amount of $4,350,000, to provide access control equipment with RF readers for the Las Vegas Monrail project. Upon receipt of the signed contract, the Company received $1,375,000 as a deposit on this contract. Effective June 2002, the Company was terminated from the Bombardier Transit Corporation contract. No further work will be done and the Company will not
be required to refund any portion of the deposit money received.   These
monies were recognized as income in calendar year 2002.

NOTE 9 - CONCENTRATIONS

The Company purchases 100% of its access control systems from a foreign corporation located in Austria under an exclusive distribution agreement.
This relationship represents a significant concentration.   The Company is
attempting to commensurate a strategic relationship that would bring the Company and this vendor under the same ownership.