Form 10QSB
period 2003-03-31
RAPIDTRON INC
filed 2003-05-19
CIK 1125028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Commission file number 000-31713

Rapidtron, Inc.

(Exact name of registrant as specified in its charter)

Nevada                                                                                                                                                            88-0455472
(State or other jurisdiction of                                                                                                                        (I.R.S. Employer
incorporation or organization)                                                                                                              Identification Number)

3151 Airway Avenue, Building Q
Costa Mesa, California                                                                                                                                            92626
(Address of Principal Executive Offices)                                                                                                               (Zip Code)

(949) 798-0652
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2003, was 19,993,752 shares, held by approximately 16 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes              No     X

ITEM 1. FINANCIAL STATEMENTS

Effective May 8, 2003, the Registrant completed a reverse triangular merger (the "Merger") between RTI Acquisition Subsidiary, Inc. ("RTI SUB"), a wholly-owned subsidiary of the Registrant, and Rapidtron Inc., a Delaware corporation ("Rapidtron"), whereby the Registrant issued 9,599,997 shares of its common stock in exchange for 100% of Rapidtron's outstanding common stock. Pursuant to the terms of the merger, Rapidtron merged with RTI SUB wherein RTI SUB ceased to exist and Rapidtron became a wholly-owned subsidiary of the Registrant.

In addition, concurrent with closing the Merger (i) certain stockholders of the Registrant cancelled 13,943,750 shares of common stock, (ii) two new directors were appointed to the Registrant's board of directors, and (iii) Dr. John Veltheer resigned as a director and the sole officer of the Registrant. These events resulted in a change of control of the Registrant.

The Registrant has filed with the SEC a Definitive Information Statement in connection with the Merger and mailed the Definitive Information Statement to its stockholders. The Registrant urges readers to review the Information Statement and any other relevant documents relating to the Merger. The Definitive Information Statement contains important information about the Registrant, Rapidtron, the Merger and related matters that should be considered prior to making an investment or other decision about the Registrant. The Definitive Information Statement and other documents are available free of charge on the SEC's website at www.sec.gov.

The financial statements provided in this filing are the historical financial statements of the Registrant and RTI SUB for the three-month period ended March 31, 2003.

Readers are cautioned that as a result of closing of the Merger, the Registrant's financial condition has been materially and substantially altered as the result of the integration of Rapidtron's operations.

Further, readers are urged to review the copy of Rapidtron's unaudited financial statements for the year ended December 31, 2002 attached to this filing as Exhibit 99.1.

Rapidtron's independent auditor is currently auditing its financial statements and the Registrant intends to file the audited statements of Rapidtron for the year ended December 31, 2002, on Form 8-K on or before May 23, 2003 (or as soon thereafter as possible) and the unaudited interim statements of Rapidtron for the period ended March 31, 2003 on Form 8-K/A on or before June 1, 2003 (or as soon thereafter as possible).

RAPIDTRON, INC., A NEVADA CORPORATION
AND SUBSIDIARY
(Formerly The Furnishing Club)
(A Development Stage Company)
BALANCE SHEET

ASSETS
	March 31, 2003 (unaudited)	December 31, 2002 (audited)
CURRENT ASSETS
Cash	$ 17,249	$ 2,310
TOTAL CURRENT ASSETS	17,249	2,310

OTHER ASSETS
Deposits	218	218
TOTAL OTHER ASSETS	218	218

TOTAL ASSETS	$ 17,467	$ 2,528

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 65,319	$ 32,903
TOTAL CURRENT LIABILITIES	65,319	32,903

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding at March 31, 2003 and December 31, 2002	0	0

Common stock, $.001 par value, authorized 20,000,000 shares; 19,993,752 issued and outstanding at March 31, 2003 and December 31,2002 retroactively restated	19,994	19,994

Additional paid-in capital	60,506	60,506
Foreign Currency Adjustment	3,284	5
Deficit accumulated during development stage	(131,636)	(110,880)

TOTAL STOCKHOLDER'S EQUITY	(47,852)	(30,375)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 17,467	$ 2,528

The accompanying notes are an integral part of these financial statements

RAPIDTRON, INC., A NEVADA CORPORATION
AND SUBSIDIARY
(Formerly The Furnishing Club)
(A Development Stage Company)
STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	March 22, 2000 (inception) to March 31, 2003
INCOME
Revenue	$ 0	$ 0	$ 0

EXPENSE
General and Administrative	20,765	5,042	132,481

TOTAL EXPENSES	20,765	5,042	132,481

Net Loss for Operations	(20,765)	(5,042)	(132,481)

Other Interest and Expense
Interest Income	8	9	845

NET LOSS	$ (20,757)	$ (5,034)	$ (131,636)

Weighted average number of common shares outstanding retroactively restated	19,993,752	19,993,752	19,993,752

Net profit/Loss (-) per weighted shares (Note #1)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements

RAPIDTRON, INC., A NEVADA CORPORATION
AND SUBSIDIARY
(Formerly The Furnishing Club)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	March 22, 2000 (inception) to March 31, 2003
Cash Flows from
Operating Activities
Net loss	$ (20,757)	$ (5,034)	$ (131,636)
Adjustment to reconcile net loss to net cash provided by operating Activities	0	0	0

Issue Common Stock For Services	0	0	500

Changes in assets and Liabilities
Accounts Payable	(17,884)	0	15,019
Loan Payable	50,300		50,300
Payroll Liabilities	0	0	0
Deposits	0	0	(218)

Net cash used in operating activities	11,659	(5,034)	(66,035)

Cash Flows from Financing Activities:
Common Stock	--	--	80,000
Foreign Currency Adjustment	3,280		3,284
Net increase (decrease) in cash	14,939	(5,034)	17,249

Cash,
beginning of period	2,310	15,337	0

Cash,
end of period	$ 17,249	$ 10,303	$ 17,249

The accompanying notes are an integral part of these financial statements

RAPIDTRON, INC., A NEVADA CORPORATION
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

For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three months ending March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of Rapidtron, Inc. (the "Company"), formerly known as The Furnishing Club ("Furnishing Club"), incorporated under the laws of the state of Nevada on March 22, 2000, and its wholly-owned subsidiary, RTI Acquisition Subsidiary, Inc. ("RTI"), which was incorporated on September 27, 2002. As of March 31, 2003, RTI was dormant and did not conduct any business operations.

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

RAPIDTRON, INC., A NEVADA CORPORATION
AND SUBSIDIARY
(Formerly The Furnishing Club)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions and, at times, may exceed the FDIC $100,000 insurance limit.

Income Taxes

Income taxes are provided for based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

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

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

RAPIDTRON, INC., A NEVADA CORPORATION
AND SUBSIDIARY
(Formerly The Furnishing Club)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements as at March 31, 2003, have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon achieving profitability. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - STOCKHOLDERS EQUITY

                                        Common stock

As of March 31, 2003, the aggregate number of shares of common stock that the Company had authority to issue was 20,000,000 shares at a par value of $0.001. As of March 31, 2003, 19,993,752 shares were issued and outstanding. The authorized number of shares of common stock was increased to 100,000,000 as of May 8, 2003 (see Note 4 below).

Preferred stock

The aggregate number of shares of preferred stock that the Company has authority to issue is 5,000,000 shares at a par value of $0.001. As of March 31, 2003, no shares of preferred stock were issued.

NOTE 4 - SUBSEQUENT EVENTS

                                        Merger

Effective May 8, 2003, the Company completed a merger ("Merger") among its subsidiary and Rapidtron Inc., a Delaware corporation ("Rapidtron"). Pursuant to the terms of the merger, the Company issued 9,599,997 shares of common stock in exchange for 100% of Rapidtron's outstanding common stock, and Rapidtron became a wholly-owned subsidiary of the Company.

RAPIDTRON, INC., A NEVADA CORPORATION
ND SUBSIDIARY
(Formerly The Furnishing Club)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - SUBSEQUENT EVENTS (Continued)

Cancellation of Shares

On May 8, 2003, concurrent with closing of the Merger, certain stockholders of the Company returned 13,943,750 shares of common stock to the Company for cancellation. The stockholders did not receive any compensation for the return of their shares.

                                        Amendment to Articles of Incorporation

On May 8, 2003, concurrent with closing of the Merger, the Company amended its Articles of Incorporation to increase its authorized shares of common stock to 100,000,000 shares, $0.001 par value.

                                        Issuances of Common Stock

On May 8, 2003, concurrent with closing of the Merger, the Company issued 1,100,300 shares of its common stock upon conversion of $1,100,300 in promissory notes.

On May 8, 2003, the Company issued 400,000 shares of its common stock total to two finders associated with Rapidtron and the Merger.

                                         Sales of Common Stock

On May 5, 2003, the Company accepted subscriptions for the purchase of 336,200 shares of common stock at a per share price of $1.00, resulting in cash proceeds of $336,200. The Company received a foreign exchange gain of approximately $32,500 as a result of these subscriptions.

Item 2. Plan of Operation

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, and projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

Rapidtron, Inc., ("RPDT") formerly named The Furnishing Club, was incorporated in the State of Nevada on March 22, 2000. We initially intended to be an online retailer of furniture and home accessories. However, upon completion of our initial market analysis of the furniture market, we decided to focus our efforts primarily on the home accessories market, while continually evaluating other opportunities that may enhance stockholder value, including the acquisition of a product or technology or pursuing a merger or acquisition of another business entity with long-term growth potential.

Effective May 8, 2003, we completed a reverse triangular merger among RTI Acquisition Subsidiary, Inc. ("RTI SUB"), our wholly-owned subsidiary, and Rapidtron Inc., a Delaware corporation ("Rapidtron"), whereby we issued 9,599,997 shares of common stock in exchange for 100% of Rapidtron's outstanding common stock, plus an additional 400,000 shares of common stock in total finders' fees. Pursuant to the terms of the merger, Rapidtron merged with RTI SUB wherein RTI SUB ceased to exist and Rapidtron became our new wholly-owned subsidiary.

In addition, concurrent with closing the merger (i) certain of our stockholders cancelled 13,943,750 shares of common stock, (ii) two new directors were appointed to our board of directors, and (iii) Dr. John Veltheer resigned as a director and our sole officer. These events resulted in a change of control. The two new directors are Mr. John Creel and Mr. Steve Meineke. A more detailed description of our new directors and the change in control is set forth in our Definitive Information Statement on Form 14C, filed with the Securities and Exchange Commission on April 14, 2003, which Information Statement is hereby incorporated herein.

Plan of Operation

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

Rapidtron plans to use the proceeds of the converted notes and equity financing for (a) equipment and card purchases from Axess AG, (b) software development, (c) marketing and sales expenses, and (d) general corporate purposes, including working capital and increased staffing.

Rapidtron intends to fund portions of its operations and purchases through revenues obtained from sales generated from commissioned representatives. To accelerate the development program, Rapidtron plans to increase the number of commissioned representatives and to begin marketing to new industries such as universities, entertainment resorts and winter resorts. This economic strategy may allow Rapidtron to utilize its own financial assets toward expanding its existing operations. Although Rapidtron has a limited operating history, it has begun to generate revenues from the sale of its systems. Rapidtron's activities have been limited primarily to the fitness industry with some sales in winter resorts and one university, this has been due to the need to fund and develop software interfaces with each industry's software provider. Rapidtron has been successful in having interfaced with all three winter resort providers (Comptrol, Siriusware and RTP) and the five main fitness club providers (Aphelion, CSI, Check Free, Computer Outfitters and CSI).

Rapidtron's future financial results will depend primarily upon the following: (i) the ability to continue to successfully market and sell its systems and cards provided by Axess AG; (ii) the ability to develop new markets and products; (iii) good exchange rate between the US Dollar and the Euro; and (iv) the ability to fully implement its marketing and development program, which is dependent upon the availability of capital resources.

Rapidtron has estimated the capital required to implement its business plan. Rapidtron anticipates the need for $2,000,000 of capital over the next 4 months, which includes $1,050,000 of funds converted concurrent with the closing of the merger. Any additional funds needed may be raised through equity financing, debt financing, or other sources. Rapidtron anticipates the need to continue to invest in software interfaces crucial to its operations and thus may continue to be unprofitable for the next 12 months. Specifically, Rapidtron will be developing additional software interfaces for fitness clubs, YMCAs, universities, hotels and other key markets. Rapidtron will also research and design new portable products in concert with Axess AG.

Rapidtron has had two years of operating history, with sales of approximately $1,950,000 through December 31, 2002, minimum cash on hand, and no profit. While it believes to have made good faith estimates of its ability to secure additional capital in the future to reach its goals, there is no guarantee that Rapidtron will receive sufficient funding to implement any future business plan steps.

Rapidtron's future operating results will depend on many factors, including its ability to raise adequate working capital, demand for access control products, the level of competition and ability to deliver products while maintaining quality and controlling costs.

Anticipated purchase or sale of plant and significant equipment

Rapidtron does not anticipate any significant purchases or sales of any of its property, plant or equipment over the following 12 months, other than in the ordinary course of its business operations.

Anticipated Significant Changes in the Number of Employees

Rapidtron has five full time and eight part time employees and twenty-six commissioned sales representatives. Rapidtron has anticipated the need to hire additional staff, continue development and refinement of its operations to meet customer needs and provide additional working capital for its operations. In 2003, Rapidtron will be adding three to five new employees, a CFO, a software and hardware support technician and one to three software engineers. Expense increases as a result of the anticipated increase in employees have been calculated as part of Rapidtron's cash requirement estimate referenced above.

Research and Development Activities

Rapidtron spent $115,840 for software development and $3,528 for product development for the year ended December 31, 2002, none of which are directly or indirectly borne by any existing or future clients. Rapidtron anticipates spending $250,000 in additional software development and interface expenses with outside software suppliers over the next twelve months.

Item 3. Controls and Procedures

  Dr. John Veltheer, our president and chief accounting officer through closing of the Merger (May 8, 2003), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to his resignation on May 8, 2003. Based on his evaluation, Dr. Veltheer concluded that our disclosure controls and procedures are effective through the date of the closing of the Merger.

  Other than the closing of the Merger, which is anticipated to materially change our internal controls and procedures, as of the date of this filing there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Our new chief executive officer and chief financial officer are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures prior to the end of our second quarter ending June 30, 2003. We anticipate significant changes to be made to our internal controls and procedures as a result of their evaluation and the significant business operations we will be conducting as a result of completion of the Merger. A summary of the changes made to our internal controls and procedures will be disclosed in Part I, Item 3 of our Form 10-QSB for the period ended June 30, 2003, which is due on or before August 14, 2003.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On May 5, 2003, the Registrant accepted subscriptions for the sale of 336,200 shares of common stock at a per share price of $1.00, resulting in cash proceeds of $336,200. The Registrant believes that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The shares were issued directly by the Registrant and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make their investment decision, including the Registrant's financial statements and 34 Act reports. The Registrant reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the Registrant's financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Registrant's management on several occasions prior to their investment decision. Commissions in the approximate amount of $36,000.00 were paid on the issuance and sale of the shares.

On May 8, 2003, certain stockholders of the Registrant returned 13,943,750 shares of common stock to the Registrant for cancellation. The stockholders did not receive any compensation for the return of their shares.

On May 8, 2003, the Registrant issued 1,100,300 shares of common stock upon conversion of $1,100,300 in promissory notes. The Registrant believes that the issuance of the shares upon conversion of the promissory notes was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The shares were issued directly by the Registrant and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make their investment decision, including the Registrant's financial statements and 34 Act reports. The Registrant reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the Registrant's financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Registrant's management on several occasions prior to their investment decision. There were no commissions paid on the issuance of the shares.

On May 8, 2003, the Registrant issued 9,599,997 shares of common stock to the former stockholders of Rapidtron Inc., a Delaware corporation, in consideration of the Merger, and 400,000 shares of common stock to two finders associated with Rapidtron and the Merger. The Registrant believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D. The shares were issued directly by the Registrant and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make their investment decision, including the Registrant's financial statements and 34 Act reports. The Registrant reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the Registrant's financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Registrant's management on several occasions prior to their investment decision. There were no commissions paid on the issuance of the shares.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

On January 17, 2003, we received majority consent from our stockholders, in lieu of a meeting, thereby consenting to the following:

    Approval to enter into the Agreement and Plan of Merger with and RTI SUB with Rapidtron being the surviving corporation and becoming our wholly-owned subsidiary;

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

    That at the effective time of the merger we shall authorize our transfer agent to issue shares of restricted common stock to the current shareholders of Rapidtron at a ratio of 0.955033824 shares for each Rapidtron share owned, with fractional shares converted to cash at the rate of $1.00 per share;

    To ratify the change of our name from The Furnishing Club to Rapidtron, Inc. pursuant to the Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on March 31, 2003; and

    That the corporate officers are authorized to execute any and all documents necessary to complete the terms and conditions of the Agreement and Plan of Merger.

Item 5. Other Information

On April 23, 2003, we issued a press release disclosing that Rapidtron successfully installed its Smart Access System at Park City Mountain Resort to enable improved customer service and cost reductions at the Resort. A copy of the press release is filed as an exhibit to this quarter report.

On May 8, 2003, concurrent with closing of the Merger, the Registrant amended its Articles of Incorporation to increase its authorized shares of common stock to 100,000,000 shares, $0.001 par value.

On May 8, 2003, concurrent with closing of the Merger, the Registrant accepted the resignation of Dr. John Veltheer as a director and sole officer of the Registrant, and John Creel and Steve Meineke were appointed to serve on the board of directors of the Registrant until the next annual meeting of stockholders. In addition, Peter Dermutz was elected as Executive Vice President of the Registrant.

On May 13, 2003, the Registrant mailed a Dissenter's Notice to its stockholders, which allows stockholders of record prior to January 17, 2003, to demand payment for their shares as a result of the consummation of the Merger. Stockholders have until June 13, 2003, to demand payment for their shares.

Item 6. Exhibits and Reports of Form 8-K

(a)    Exhibits

2.1      Agreement and Plan Merger, dated January 17, 2003, is incorporated by reference to Exhibit 2.1 of our Form

           8-K, filed with the Securities and Exchange Commission on January 23, 2003.

3.1      Amendment to Articles of Incorporation, dated May 8, 2003.

3.2      Articles of Incorporation of Rapidtron Inc., a Delaware corporation.

3.3      Bylaws of Rapidtron Inc., a Delaware corporation.

99.1    Rapidtron Inc., a Delaware corporation, unaudited financial statements for the year ended December 31, 2002

99.2    Press Release dated May 9, 2003

99.3    Press Release dated April 15, 2003

99.4    Press Release dated April 23, 2003

(b)    Form 8-K

        Form 8-K filed April 2, 2003, Amendment to Agreement and Plan of Merger.

        Form 8-K/A filed February 3, 2003, Agreement and Plan of Merger.

        Form 8-K filed January 23, 2003, Agreement and Plan of Merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPIDTRON, INC.
(Registrant)

By:/s/ John Creel
      John Creel, President

Date: May 16, 2003

CERTIFICATION
PURSUANT TO 15D-14

I, Dr. John Veltheer, President, Chief Executive Officer and Chief Financial Officer during the period covered by this report on Form 10-QSB, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rapidtron, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/s/ Dr John Veltheer
Dr. John Veltheer

President/Chief Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rapidtron, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Creel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John Creel
John Creel
President and Chief Executive Officer

May 16, 2003

In connection with the Quarterly Report of Rapidtron, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve Meineke, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steve Meineke
Steve Meineke
Chief Financial Officer

May 16, 2003