Form 10QSB
period 2003-06-30
RAPIDTRON INC
filed 2003-08-19
CIK 1125028

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

                 For the quarterly period ended:  June 30, 2003

                        Commission file number 000-31713

                                 Rapidtron, Inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)

NEVADA                                                                88-0455472
------                                                                ----------
(State  or  other  jurisdiction  of                            (I.R.S.  Employer
incorporation  or  organization)                         Identification  Number)

3151  AIRWAY  AVENUE,  BUILDING  Q
COSTA  MESA,  CALIFORNIA                                                   92626
------------------------                                                   -----
(Address of Principal Executive Offices)                             (Zip  Code)

                                 (949) 798-0652
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                  ---     ---

     The number of shares of Common Stock, $0.001 par value, outstanding on August 12, 2003, was 17,668,999 shares, held by approximately 300 shareholders.

     Transitional Small Business Disclosure Format (check one):

                              Yes      No  X
                                  ---     ---

                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)

                                TABLE OF CONTENTS


PART  I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .   1

Item  1.  Condensed Consolidated Financial Statements:

    Unaudited Condensed Consolidated Balance Sheet as of June 30, 2003. . .   1

    Unaudited Condensed Consolidated Statements of Operations for the
    Three-month and Six-month Periods Ended June 30, 2003 and 2002. . . . .   2

    Unaudited  Condensed Consolidated Statements of Cash Flows
    for the Six-month Periods Ended June 30, 2003 and 2002. . . . . . . . .   3

Notes to Unaudited Condensed Consolidated Financial Statements. . . . . . .   4

Item  2. Management's Discussion and Analysis of Financial Condition
and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   12

Item  3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .   17

PART  II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   18

Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   18

Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .   18

Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .   19

Item  4.  Submission of Matters to a Vote of Security Holders . . . . . . .   19

Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .   20

Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .   20

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

                                    PART I -

ITEM  1.  FINANCIAL  STATEMENTS
================================================================================
F-1
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2003
                                  -------------
================================================================================

                                    UNAUDITED
                                    ---------

                                      ASSETS

CURRENT ASSETS
   Cash                                                    $     6,527
   Accounts receivable, net                                    185,375
   Inventory                                                   340,274
   Prepaid expenses and other current assets                    62,300
                                                           ------------
                                                               594,476

PROPERTY AND EQUIPMENT, NET                                     13,741

DEPOSITS AND OTHER ASSETS                                       17,623
                                                           ------------

                                                           $   625,840
                                                           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                        $   572,378
   Accrued liabilities                                         182,993
   Due to related party                                        198,467
   Loans due to related parties                                538,161
   Obligations under capital lease                               5,111
                                                           ------------
                                                             1,497,110
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.001 per share; 5,000,000
      shares authorized; no shares issued or outstanding             -
   Common stock, par value $0.001 per share; 20,000,000
      shares authorized; 17,649,002 shares issued and
      outstanding                                               17,649
   Additional paid-in capital                                1,983,360
   Accumulated deficit                                      (2,872,279)
                                                           ------------
                                                              (871,270)
                                                           ------------

                                                           $   625,840
                                                           ============


                            The accompanying notes are an integral part of these
                                    Condensed Consolidated Financial Statements.

========================================================================================================================
F-2
                                                 RAPIDTRON, INC.
                                          (FORMERLY THE FURNISHING CLUB)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                       ----------------------------------------------------------------------

========================================================================================================================

                                                    UNAUDITED
                                                    ---------

                                                    THREE-MONTHS      THREE-MONTHS       SIX-MONTHS        SIX-MONTHS
                                                   ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                        2003              2002              2003              2002
                                                  ----------------  ----------------  ----------------  ----------------

NET SALES                                         $       164,766   $     1,470,404   $       262,265   $     1,455,195

COST OF GOODS SOLD                                         99,593           794,196           143,945           827,268
                                                  ----------------  ----------------  ----------------  ----------------

GROSS PROFIT                                               65,173           676,208           118,320           627,927

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            1,011,143           325,589         1,436,774           586,216
                                                  ----------------  ----------------  ----------------  ----------------

INCOME (LOSS) FROM OPERATIONS                            (945,970)          350,619        (1,318,454)           41,711

OTHER INCOME (EXPENSE)
   Interest expense                                       (36,638)           (5,551)          (58,992)           (8,623)
   Realized foreign exchange loss                           1,015                 -           (12,757)           (3,751)
   Unrealized foreign exchange gain (loss)                  8,433               698              (335)                -
                                                  ----------------  ----------------  ----------------  ----------------
                                                          (27,190)           (4,853)          (72,084)          (12,374)
                                                  ----------------  ----------------  ----------------  ----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          (973,160)          345,766        (1,390,538)           29,337

PROVISION FOR INCOME TAXES                                    800                 -               800               800
                                                  ----------------  ----------------  ----------------  ----------------

                                              (continued)


                            The accompanying notes are an integral part of these
                                    Condensed Consolidated Financial Statements.

========================================================================================================================
F-3
                                                 RAPIDTRON, INC.
                                          (FORMERLY THE FURNISHING CLUB)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                       ----------------------------------------------------------------------

========================================================================================================================

                                                    UNAUDITED
                                                    ---------

                                                    THREE-MONTHS      THREE-MONTHS       SIX-MONTHS        SIX-MONTHS
                                                   ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                        2003              2002              2003              2002
                                                  ----------------  ----------------  ----------------  ----------------

NET INCOME (LOSS)                                 $      (973,960)  $       345,766   $    (1,391,338)           28,537
                                                  ================  ================  ================  ================

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
     SHARE                                        $         (0.07)  $          0.03             (0.11)             0.00
                                                  ================  ================  ================  ================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                         14,415,000        10,120,000        12,223,000        10,120,000
                                                  ================  ================  ================  ================


                            The accompanying notes are an integral part of these
                                    Condensed Consolidated Financial Statements.

==========================================================================================
F-4
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
             ------------------------------------------------------
==========================================================================================

                                    UNAUDITED
                                    ---------

                                                                      2003         2002
                                                                  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                 $(1,391,338)  $  28,537
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
      Provision for bad debts                                           7,000           -
      Depreciation                                                      3,501       2,043
      Common stock issued for professional services                   400,000           -
      Unrealized foreign exchange loss                                    335       3,751
      Changes in operating assets and liabilities:
         Accounts receivable                                         (113,216)    (24,273)
         Inventory                                                    (87,838)    (87,112)
         Prepaid expenses and other current assets                     11,611     (14,766)
         Deposits and other assets                                     (3,722)     (1,521)
         Accounts payable                                            (294,365)    529,267
         Accrued liabilities                                           70,790      18,927
         Due to related party                                          30,292    (440,322)
                                                                  ------------  ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                (1,366,950)     14,531

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                    (1,797)    (13,613)
                                                                  ------------  ----------
NET CASH USED IN INVESTING ACTIVITIES                                  (1,797)    (13,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans due to related parties                          1,627,924      10,000
Principal payment of loans due to related parties                    (262,662)     (2,763)
Principal payment of capital lease obligations                           (823)          -
                                                                  ------------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,364,439       7,237
                                                                  ------------  ----------

NET (DECREASE) INCREASE IN CASH                                        (4,308)      8,155

CASH - beginning of period                                             10,835       6,525
                                                                  ------------  ----------

CASH - end of period                                              $     6,527   $  14,680
                                                                  ============  ==========

                                        (continued)


                            The accompanying notes are an integral part of these
                                    Condensed Consolidated Financial Statements.

==========================================================================================
F-5
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
             ------------------------------------------------------
==========================================================================================

                                    UNAUDITED
                                    ---------

                                                                      2003         2002
                                                                  ------------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

Cash paid during the period for interest                          $    10,558   $       -
                                                                  ============  ==========
Non-cash investing and financing activities:
   Common stock issued to pay accrued salaries                    $    64,000   $       -
                                                                  ============  ==========

   Equipment acquired via capital lease                           $     2,375   $       -
                                                                  ============  ==========

   Stock issued to retire related party debt at $1.00 per share   $ 1,648,024   $       -
                                                                  ============  ==========

   Retire treasury stock                                          $   196,000   $       -
                                                                  ============  ==========


                            The accompanying notes are an integral part of these
                                    Condensed Consolidated Financial Statements.

================================================================================
F-6
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------

================================================================================

1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS

BASIS  OF  PRESENTATION

THE MANAGEMENT OF RAPIDTRON, INC. (THE "COMPANY"), WITHOUT AUDIT, PREPARED THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002. DUE TO THE MERGER WITH RAPIDTRON, INC., A DELAWARE CORPORATION (SEE NOTE 2), THE REPORTED AMOUNTS ARE THOSE OF THE SURVIVING CORPORATION. THE RESULTS OF OPERATIONS OF RAPIDTRON, INC. AND SUBSIDIARY (FORMERLY KNOWN AS THE FURNISHING CLUB) PREVIOUSLY FILED IN PRIOR YEARS ARE NOT INCLUDED HEREIN. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY, IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA, THE COMPANY'S CONSOLIDATED FINANCIAL
POSITION AS OF JUNE 30, 2003, AND THE RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002, HAVE BEEN MADE. SUCH ADJUSTMENTS CONSIST ONLY OF NORMAL RECURRING ADJUSTMENTS.

Certain note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Rapidtron, Inc.'s Form 8-K/A filed with the Securities and Exchange Commission on June 5, 2003.

The results of operations for the three-month and six-month periods ended June 31, 2003 are not necessarily indicative of the results to be expected for the full year.

BUSINESS

Rapidtron, Inc. (formerly The Furnishing Club, the "Company") was incorporated in the State of Nevada in March 2000. The Company's wholly owed subsidiary, also named Rapidtron, Inc., was incorporated in the State of Delaware in January 2000. The Company is headquartered in Costa Mesa, California and provides Radio Frequency ("RF") Smart access control and ticketing/membership systems (the "System") to the fitness, ski, entertainment and transportation industries in North America. The System facilitates rapid operator-free entry and exit through automated turnstiles or portals and optional hands-free entry. The Company incorporates "Smart Card" debit/credit technology for retail purchases and promotional/loyalty programs. The System is versatile and utilizes either read-write RF Smart cards or bar code paper tickets. This dual capability allows a venue to issue and re-issue numerous types and durations of access privilege cards. Its open architecture allows for an easy interface with existing back office software.


                            The accompanying notes are an integral part of these
                                    Condensed Consolidated Financial Statements.

================================================================================
F-7
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------

================================================================================


1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (continued)

BUSINESS  (continued)

During the three-month period ended June 30, 2003, the Company completed a reverse merger (see Note 2). Effective May 8, 2003, the merged entity trades on the Over the Counter Bulletin Board under the symbol "RPDT.OB".

PRINCIPLES  OF  CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

GOING  CONCERN  AND  LIQUIDITY  CONSIDERATIONS

The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report on the December 31, 2002 financial statements, which have been prepared assuming the Company will continue as a going concern. As such, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2003, the Company has a working capital deficit of approximately $900,000, recurring losses from operations, an accumulated deficit of approximately $2,872,000, and has generated an operating cash flow deficit of approximately $1,367,000 for the six-month period then ended. The Company intends to fund operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2003.

Thereafter, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In  response  to  these  problems, management has planned the following actions:
     - Management intends to raise additional funds through future private placement offerings.
     - Management expects its increased marketing efforts to result in future sales increases. There can be no assurances, however, that management's expectations of future sales will be realized.

================================================================================
F-8
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------

================================================================================


1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS (continued)

These factors, among others, raise concerns about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market and is primarily comprised of finished goods. Market is determined by comparison with recent sales or net realizable value. Such net realizable value is based on management's forecasts for sales of the Company's products or services in the ensuing years. Should the demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventory could be substantially less than amounts shown in the accompanying balance sheet.

STOCK  BASED  COMPENSATION

At June 30, 2003, the Company had no stock-based compensation plans. Options to acquire 150,000 options at December 31, 2002 were cancelled in connection with the Merger (Note 2). No stock options were outstanding at June 30, 2003.

Additionally, in January 2003, the Company intended to grant to employees in connection with certain employment agreements options to acquire up to 1,175,000 shares of the Company's common stock. However, such grants were contingent upon the Company establishing a qualified stock option plan. As of August 18, 2003, no qualified stock option plan has been established, and, therefore, no additional options have been granted.

RECENT  ACCOUNTING  PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2002 and 2001 financial statements filed previously with the Securities and Exchange Commission in Form 8-K/A on June 5, 2003 that were required to be adopted during the year ended December 31, 2003 did not have a significant impact on the Company's financial statements.

================================================================================
F-9
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------

================================================================================


2.  REVERSE  MERGER

On May 8, 2003, The Furnishing Club and subsidiary ("TFC"), a publicly traded "shell" company (the previous public registrant), completed a reverse merger under an Agreement and Plan of Merger (the "Plan" or "Merger") with Rapidtron, Inc., a Delaware corporation (the "Private Company"), in a tax-free share exchange under section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Immediately prior to the Merger, TFC had 20,000,000 shares authorized and 19,993,752 shares of common stock issued and outstanding. Pursuant to the Merger, all of the 10,052,000 issued and outstanding shares of common stock of the Private Company (including 128,000 shares for the settlement of accrued salaries, as discussed in Note 4) were exchanged for 9,600,000 shares of TFC, on a 0.955 to 1 basis. Concurrent with the closing of the Merger, 13,943,750 shares of common stock of TFC were canceled, and the Private Company issued 5,598,002 shares of common stock. As a result, immediately after the Merger 15,650,002 shares of common stock were issued and outstanding.

Immediately after the Merger, the officers and directors of TFC resigned and the management of the Private Company took control of such positions, therefore reflecting a change of control. As a result, the transaction will be recorded as a "reverse merger" whereby the Private Company was considered the accounting acquirer as it retained control of TFC after the merger, however, legally the Private Company became a wholly owned subsidiary of TFC after the Merger. In connection with the Merger, TFC changed its name to Rapidtron, Inc. Since TFC's continuing operations and balance sheet are insignificant, a pro forma consolidated balance sheet at December 31, 2002 and consolidated statement of operations for the year then ended are not presented here.

In connection with the terms of the Merger, all outstanding stock options (150,000 in total) were cancelled.


3.  LOANS  DUE  TO  RELATED  PARTY

During the six-month period ended June 30, 2003, the Company borrowed approximately $1,618,000 from related parties. Such notes bore interest at rates ranging from 6% to 10%, were secured by substantially all assets of the Company, were convertible to the Company's common stock at approximately $1.00 per share, and all principal and interest was due within one year. Management does not believe that the conversion option of these notes was considered a beneficial conversion feature at the time such option was granted. The Company also borrowed approximately $10,000 from employee-shareholders of the Company during the six-month period ended June 30, 2003. Such loans are due on demand and bear no interest.

================================================================================
F-10
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------

================================================================================


3.  LOANS  DUE  TO  RELATED  PARTY  (continued)

Immediately after the Merger (see Note 2), loans approximating $1,648,000 were converted to the Company's common stock at approximately $1.00 per share (see
Note 4). During the six-month period ended June 30, 2003, principal payments approximating $263,000 were made on certain other loans due to related parties.


4.  EQUITY  TRANSACTIONS

In January 2003, the Company issued 128,000 shares of the Company's common stock to an employee to settle accrued salaries payable of $64,000.

Immediately after the Merger (see Note 2), the Company converted loans approximating $1,648,000 into 1,599,000 shares of the Company's common stock (see Note 3).

In connection with the Merger (see Note 2), the Company issued 400,000 shares of common stock as finder's fees to certain individuals. Such shares were valued at $1 per share based on recent stock sales and conversions of debt to equity. The Company recorded acquisition costs totaling $400,000, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

In  connection with the Merger, the Company retired all 196,000 treasury shares.


5.  EARNINGS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2003 (see Note 4). At June 30, 2002, outstanding options to acquire 150,000 shares of common stock were not considered by management to be potentially dilutive common shares due to the exercise price being higher than the estimated stock price used in the EPS calculation. Because the Company has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

================================================================================
F-11
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------

================================================================================


6.  EMPLOYMENT  AGREEMENTS

In January 2003, the Company entered into employment agreements with certain employees. The agreements expire on December 31, 2004 and can only be terminated prior to such date by either party for "cause", as defined. The agreements have provisions that include base salary amounts, various benefits, the granting of stock options (see Note 1), and covenants not to compete. Upon a resignation of an agreement with cause by the employee or without cause by the Company, the Company is to immediately pay all accrued compensation, and is to continue paying the base salary for 12 months following termination. Total base salaries to be paid to these employees are as follows for the years ending December 31:

2003                     $  360,000
2004                        360,000
                         ----------

                          $ 720,000
                         ==========


7.  CONTINGENCIES

At December 31,2002, the Company was under a distribution agreement with AXESS AG, to purchase a minimum of $3,000,000 through May 2003. On December 11, 2002, AXESS AG agreed that if the Company made certain payments and followed certain conditions, the purchase commitment would be released. As of June 30, 2003, management believes that all payments have been made and conditions have been met, as required by AXESS AG.

8.  SUBSEQUENT  EVENTS

In July 2003, the Company sold 20,000 shares of its restricted common stock at $1.00 per share.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions and intense competition, including intensification of price competition and the expansion of competition in providing end -to-end product and system solutions as more fully described in management discussion in this report. This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "factors that may affect our business, operating results, and financial condition" in the Company's 10-KSB, as amended, for the year ended December 31, 2002.

GENERAL  OVERVIEW:

We acquired Rapidtron, Inc., a Delaware corporation ("Rapidtron Delaware"), on May 8, 2003, through a reverse-merger with our wholly-owned subsidiary, as more fully described in our Form 8-K, filed with the Securities and Exchange
Commission  on  May  23,  2003,  which  is  hereby  incorporated  by  reference.
Rapidtron Delaware remains a wholly-owned subsidiary. As part of the acquisition, we underwent a change in control, and as a result, the historical financial statements presented in this report are those of Rapidtron Delaware.

Prior to our acquisition of Rapidtron Delaware, we had ceased our operations. On or about May 8, 2003, we moved our principal place of business from Las Vegas, Nevada to Costa Mesa, California. The business of Rapidtron Delaware remains our only business. All historical comparisons made in our financial statements and discussed below are comparisons of the performance of Rapidtron Delaware, some of which occurred prior to our acquisition on May 8, 2003.

We specialize in providing solutions for Automated Access. Rapidtron researched the marketplace for the past six (6) years to identify automated access needs in the marketplace for specific industries, which led to development of Rapidtron's versatile access system. As a result, Rapidtron is a provider of access control and ticketing/membership systems to the fitness, winter resort, amusement, transit industries and universities in North America. Rapidtron's system facilitates rapid operator-free customer or member entry and exit through automated turnstiles or portals and optional hands-free entry. This means Rapidtron's unique system provides customers and members automated access control to enter and exit facilities such as fitness clubs, university recreational centers, or access to a ski lift.

Rapidtron's system and readers have open architecture, which allows for an easy interface with the existing back-office computer software of the targeted venues and marketplaces Rapidtron sells and serves. Rapidtron readers communicate data to and from the computer software existing in the customer's back office for managing information related to membership validation required for access, and other information desired by the client. Rapidtron has accomplished interface solutions with many major software providers to the venues it sells and services (For example, in Fitness - Aphelion, CSI, Check Free and Computer Outfitters; and in Resorts - all three major providers, Comptrol, RTP and Siriusware). Rapidtron is continuing to invest and accomplish interface solutions with software providers through investment in software programming with software provider companies to allow Rapidtron's system to be compatible with a large customer base.


Rapidtron's system is versatile and reads either bar code or RF Smart cards and other media (tags, ID bracelets, etc.). This dual capability allows a venue to issue and re-issue numerous types and durations of access privilege cards. Bar code tickets and cards are commonly found in grocery stores where they are read at check-out counters. Bar code tickets and cards are also common at fitness clubs where they are checked by operator assisted manual scanning done at front desk entry, and athletic and amusement venues where tickets are manually checked, or manually scanned by staff members at entry to the arena or amusement park. RF Smart cards, a technology that has been in existence since 1988, primarily in Europe, incorporate an antenna and a 2K memory chip and microprocessor laminated between two plastic sheets. RF Smart cards from Rapidtron provide passive contactless identification technology. These cards require no electrical contacts, or visual contact. Rapidtron RF smart cards operate in harsh environmental conditions such as skiing at winter resorts in extreme temperatures with hands- free operation at the turnstile, as the long range antennas can read the cards in the pockets of the skier without being removed and placed near the reader. Rapidtron RF Smart cards have read/write memory, which means the card, when read by a Rapidtron RF ID readers, can read the data on the card, debit (points or cash) and write new data in addition to the value stored on the card.

Rapidtron's RF Smart card is passive, which means it is powered by the reader field unlike an active card (transponder) with a battery. The Rapidtron card and reader has a reading range of 10 to 120 centimeters. This allows the card to be utilized for hands-free operation. The range of 10 to 120 centimeters is totally dependent on the size of the antenna. Our indoor system of satellite readers provide proximity reading of Smart cards at a range of up to 10 centimeters, and our resort systems with long range antennas can read cards at a range of up to120 centimeters for hands free operation. The Rapidtron Smart card utilizes a 13.56 MHZ transponder for fast communication speed. Rapidtron currently utilizes the ISO 15693 standard chip.

Rapidtron's automated system allows a fitness club to use their existing bar code membership cards to start and upgrade to Smart cards at any time.
Rapidtron can incorporate Smart card debit/credit technology for retail purchases for a wallet-less workout or visit. Rapidtron's system offers a variety of read/write Smart media: cards, key fobs, ID bracelets, for multifunctional capabilities including access, debit/credit and affinity/loyalty programs, parking and other uses. Rapidtron's unique printers can issue both bar code tickets and Smart cards. Our Smart cards come with four color printing on the front with the client's design. Utilizing our Thermo printer, the reverse side can be printed on site with photos and copy that can be removed and reprinted when re-programming the Smart cards on the printer. As a result, our Thermo read/write Smart cards are 100% recyclable.

Our proven technology has been in operation for five years with over 2,000 access and 1,000 point of sale systems in Europe and North America. The European installations were sold, installed and serviced by AXESS AG, Rapidtron's supplier. Rapidtron has an exclusive Distribution Agreement for the North American market with AXESS AG. All North American installations were sold, installed and serviced by Rapidtron.

The following analysis of our operations refer primarily to those in the fitness, winter resort, amusement and transit industries, and universities which constitute the majority of our business activities.


RESULTS  OF  OPERATIONS  OF  THE  COMPANY:

Three Months ended June 30, 2003 compared to three months ended June 30, 2002 and the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     REVENUE

Our revenue for the three months ending June 30, 2003 was $164,766, a decrease of $1,305,638 (89%) compared to the $1,470,404 from the same period last year.

During the six months ending June 30, 2003, we had revenues of $262,265, a decrease of $1,192,930 (82%) from the $1,455,195 for the same period in fiscal year 2002.

For the six month period ended June 30, 2003, the $1,192,930 decrease in sales revenue was due entirely to the lack of sales in 2003 from transit, specifically the Las Vegas Monorail Project, more fully described below. The Las Vegas Monorail Company has chosen to go to magnetic stripe technologies to integrate with the existing system in place with the RTP bus transit system, and will consider an upgrade to Smart card systems in the future.

Bombardier is the supplier of the monorail and fare box collection system to the Las Vegas Monorail Company. Bombardier conducted 1 1/2 years of due diligence on our equipment and system and awarded us the contract for a Smart Card only Fare Collection System in December 2001. The Las Vegas Monorail Company decided to integrate with the Rapid Transit Company, the bus line in Las Vegas, which then required the fare system to utilize a magnetic stripe rather than a Smart Card in order to integrate their existing system. We fulfilled all the requirements of the first phase of the contract resulting in earning the revenue of approximately $1,350,000, but with the change to magnetic stripe, Bombardier was forced to cancel the contract with Rapidtron. There still remains an opportunity to provide Rapidtron's RF Smart card in the future as an upgrade to the LVMC.

We have chosen to focus our sales efforts on fitness clubs, winter resorts, universities and colleges, and entertainment, niche markets where our system has penetrated key venues with notable installations such as Bally Total Fitness, the world's largest fitness club chain, Park City Resort, Utah and Copper Mountain, Colorado well-known four-season resorts, and University of California, Berkeley, a leading US university. We targeted these specific customers due to their leadership position in each of their industries and the potential for sizeable revenues related to their individual contracts and future contracts. We have structured our sales, marketing and service around these 3 markets - fitness clubs, universities, and winter resorts, while continuing to explore opportunities in amusement such as auto racing and sports arenas. In this regard, Rapidtron hired 18 new independent sales representatives across the US and Canada to assist the selling effort in these targeted venues in the US and Canada.

We expect to modestly increase our revenues in the targeted venues of fitness clubs, winter resorts, and universities over the next quarter, and to significantly increase our revenues in the targeted venues in the coming 12 months. We base these revenue growth expectations on the assumption that the successful sales, installations, and operation of our Rapidtron systems to date of industry leading customers in targeted venues will result in other customers within each venue emulating the leader in making their purchase decisions. For example, our Rapidtron system has now been operational in Bally Total Fitness, the largest fitness club chain in North America with 420 clubs, since July, 2002. Our Rapidtron system is installed at 11 Bally locations with a purchase order for a total of 25 club locations. Our Rapidtron system has been operational at Copper Mountain since November 2001, and Park City, Utah since November 2002 with an expansion scheduled for the 2003/2004 season. Our Rapidtron system has been operational at University of California, Berkeley since May 2002.

Actual results may differ from our expectations as a result of delay in sales to the customers in the targeted venues.

     GROSS  PROFIT

For the three months ending June 30, 2003, gross profit totaled $65,173, compared to $676,208 for the same period last year. The $611,035 decrease in gross profit was primarily a result of the $1,305,638 drop in revenue. As discussed above, the drop in revenue was entirely the result of the lack of sales in 2003 from the transit market, specifically the Las Vegas Monorail Project.

For the six months ending June 30, 2003, gross profit for the period was $118,320, compared to gross profit of $627,927 for the same period last year. This represents a decrease of $509,607 from the same period last year. The decrease in gross profit is also primarily the result of the drop in sales from the cancellation of the Las Vegas Monorail Project.

We expect to modestly improve our gross profit through increased sales in the targeted venues of fitness clubs, winter resorts, and universities over the next quarter, and to significantly increase our gross profit in the targeted venues in the coming 12 months based on the same assumptions identified in our revenues. The unfavorable currency variance of the US dollar to the Euro has negatively impacted gross profit margins in 2003 due to our purchasing from a European supplier. We expect the unfavorable currency variance of the US dollar to the Euro to continue in 2003, and to continue to negatively impact gross profit margins due to our plan to continue purchasing equipment, readers, and cards from it's European supplier. Actual results may differ from our expectations as a result of delay in sales revenues, and gross profit from those revenues to the customers in the targeted venues.

     OPERATING  EXPENSES

During the three months ending June 30, 2003, selling, general & administrative operating expenses totaled $1,011,143, an increase of $685,554 (211%) from the $325,589 incurred during the same period last year. Included in the $1,011,143 of operating expenses for the current quarter is approximately $583,000 related to costs associated with the merger with Rapidtron. Excluding the increased costs associated with the merger, operating expenses were up $102,554 (32%) from the same period last year. The remaining increase can be attributed to increased salaries related to additional hires of a Financial Manager, a General Manager, and Systems Technician.

For the six months ending June 30, 2003, selling, general & administrative expenses totaled $1,436,774, an increase of $850,558, or 145%, from the $586,216 incurred during the same period last year. As noted above, the significant portion of the increase was due to the $583,000 related to the reverse merger. These were one-time charges that represent over one half of the increase in operating expenses on a year-to-year basis.

We expect operating expenses in the ordinary course of business (not taking into consideration the one time expenses in the first six months of 2003) to increase modestly over the next quarter as a result of operating, marketing and selling expenses to the fitness club, winter resort, university, and amusement markets. We expect operating expenses in the ordinary course of business to increase modestly over the next 12 months as a result of operating, marketing, selling, service and sales commission expenses related to increased revenues. The commissions paid to independent reps are less than 1% of expenses during this period, however, will increase as a percentage of sales in the coming quarter, and 12 months. Actual results may differ from our expectations as a result of delay in sales revenues, and gross profit from those revenues, while operating expenses continue to secure those sales to the customers in the targeted venues.

     LOSS  FROM  OPERATIONS

During the three months ended June 30, 2003, we had a loss from operations of $945,970, compared to a profit from operations in the prior year of $350,619. Excluding approximately $583,000 for non-recurring professional fees due to the reverse merger, the loss from operations in the current quarter was approximately $362,970. Reduced sales in transit, and higher personnel costs to focus on core business channels in fitness, winter resort, university, amusement and financial reporting combined with increased legal and professional fees due to the reverse merger were the factors driving the loss from operations in the current quarter when compared to the profit in the same period in 2002.

The loss from operations for the first six months of fiscal 2003 was $1,318,454 compared to a profit from operations of $41,711 in the same period in the prior year. Excluding the approximately $583,000 in fees due to the reverse merger, we would have had a loss from operations of $735,454, resulting in a variance of $771,165 from the prior year period.

The loss from operations for the six months ended June 30, 2003, was primarily the result of the following (a) reduction in transit sales, (b) a delay in roll-out of fitness club sales caused by our customers' software suppliers delaying the completion and implementation of the software interface that allows Rapidtron's system to work effectively with the customers back office software, and (c) our increase in selling, general & administrative costs.

We expect overall loss from operations to increase over the next quarter as a result of continued expenses in excess of the margin from a modest increase in sales revenues during the same quarter. We expect overall loss from operations to decrease over the next 12 months as a result of significant increases in revenues and gross margin related to those sales. Actual results may differ from our expectations as a result of delay in sales revenues, and gross profit from those revenues, while operating expenses continue to secure those sales to the customers in the targeted venues.

     INTEREST  EXPENSE

For the three months ending June 30, 2003, interest expense was $36,638. Interest expense was $5,551 in the same quarter last year. Interest expense for the six-month period was $58,992. In the same period last year, interest expense was $8,623.

The increase in interest expense was primarily the result of higher debt to related parties. At June 30, 2003, we owed $538,161 on notes due to related parties, compared to $261,407 at June 30, 2002. Additionally, we borrowed approximately $1,628,000 during the six months ended June 30, 2003, and made re-payments through cash and stock issuances of approximately $1,911,000 during such period.

We expect interest expense to decrease over the next quarter as a result of conversion of debt to equity, and related decreased interest expense. Actual results may differ from our expectations as a result of taking on additional debt necessary to finance operations, and the related interest expense due to not meeting sales expectations.

     ASSETS  AND  LIABILITIES

At June 30, 2003, we had total assets of $625,840 compared to total assets of $443,312 at December 31, 2002. Cash was $6,527 as of June 30, 2003, down slightly from the $10,835 cash balance as of December 31, 2002. Cash used in operations was $1,366,950, cash used in investing was $1,797, and cash provided by financing activities was $1,364,439, with net cash used during the current period being $4,308. Major cash out-flows included net debt payments of $262,662, and net payments to product and equipment vendors of approximately $502,000.

Net accounts receivable were $185,375 at June 30, 2003, an increase of $106,216 (134%) from the $79,159 at December 31, 2002. The increase in accounts receivable is primarily due to new customers in fitness club industry that we began doing business with in July 2002.

Net inventories increased $87,838 (35%), to $340,274, from the $252,436 at December 31, 2002. A majority of the increase in inventory is due to purchases to support shipments scheduled to fitness customers.

Net fixed assets totaled $13,741 at June 30, 2003, compared to $13,070 at December 31, 2002. Purchases of fixed assets totaled $4,172 during the current period, while depreciation totaled $3,501 resulting in a net decrease in fixed assets of $671.

Total liabilities at June 30, 2003 were $1,497,110, a decrease of $538,158 (26%) from the $2,035,268 at December 31, 2002. Accounts payable and accrued liabilities were $755,372 at June 30, 2003, a decrease of $287,239 (28%) from the $1,042,611 at December 31, 2002. The primary reason for the decrease in accounts payable and accrued liabilities is that we paid vendors for product purchased to support sales and inventory for fitness clubs from the proceeds of debt financing during the period.

Accrued payroll totaled $149,915 at June 30, 2003, compared to $135,686 at December 31, 2002. The increase was due primarily to senior executives only receiving partial payment of their current and prior wages, with the remaining amount being accrued. Accrued interest payable, which is included in accounts payable and accrued liabilities, was $30,490 at June 30, 2003, an increase of $20,584 from the $9,906 at December 31, 2002.

Notes payable and other debt totaled $543,272 at June 30, 2003, a decrease of $131,210 (19%) from the $674,482 at December 31, 2002. Notes payable were reduced by the conversion of Notes to equity at the close of the merger.

     STOCKHOLDER'S  DEFICIT

Stockholder's deficit was $871,270 at June 30, 2003, a decrease of $720,686 from the $1,591,956 at December 31, 2002. The changes in stockholder's equity were as follows:


     Balance  as  of  December  31,  2002          ($1,591,956)
     Net  Loss                                     ($1,391,338)
     Additional  Paid  in  Capital                  $1,908,495
     Common  Stock                                       7,529
     Cancellation  of  Treasury  Stock                 196,000
                                                  -------------
Balance  as  of  June  30,  2003                     ($871,270)



     LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had $625,840 in total assets, including $6,527 in cash, $185,375 in accounts receivable, $340,274 in inventories, and $62,300 in prepaid expenses and other current assets. We consider the accounts receivable to have a high probability of collection, as a majority of the receivables are to large customers in the fitness club industry. Inventories consist primarily of readers, turnstiles, and equipment and are very marketable, and will continue as current product models during 2003. Fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to those outside our Company. Additional inventory will be acquired for fitness club, university, and winter resort sales in the 3rd quarter for installation in 3rd and 4th quarter 2003.

Cash flow needs were met over the last quarter through sales revenues, and the funds provided through the private placement per the Merger Agreement. Those cash needs for rent, salary, marketing, services, software interface, inventory, and receivables were met through loans, equity investment and revenues. Also at June 30, 2003, total liabilities were $1,497,111, including accounts payable and accrued liabilities of $755,372, and amounts due to related parties (including due to related party and loans due to related parties) of $736,628. Loans to related parties include $140,000 to John Creel and Steve Meineke, directors of the Company.

Our negative cash flow from operations resulted primarily from our increased receivables and inventory along with the pay down of payables to key vendors in order to support growth in the fitness category.

We had negative working capital of $902,635 at June 30, 2003. We expect our operations to continue using net cash through at least the third quarter of fiscal year 2003 as we continue to invest in new business opportunities. Thus, our success, including our ability to fund future operations, depends largely on our ability to secure additional funding. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

We require cash flow of $300,000 in the next quarter for rent, salary, marketing, services, software interface, and inventory, through revenues, loans, and equity investment. We have an immediate need to raise $300,000 by end of September 2003, and anticipate this raise through private placement of our common stock. We require cash flow of $2,000,000 over the next 12 months for operating expenses, new business development, potential merger, marketing, services, software development for interface with business systems in targeted industries, inventory, and receivables. We expect to achieve these cash flow needs through operating revenues, loans, and equity investment. We anticipate increased sales to fitness clubs, universities, winter resorts, amusement, and transit contracts for the sale of equipment, readers, cards, service agreements. We anticipate the raising of funds through the sale of stock, and bank financing. Current monthly expenses are approximately $125,000, which should not increase over the coming 12 months, with the exception of anticipated increase due to sales commissions paid for increased sales volume secured by independent sales agents, new business development, or merger. The allocation of expenses in operating the business will be dictated by where those expenses can optimize results through the production of sustained revenue growth. If we do not raise the necessary capital or earn sufficient revenue to cover the foregoing expenses, we will reduce variable overhead, such as marketing expenses, travel and entertainment, software development, and reduction of personnel as feasible.

     GOING  CONCERN

The Company's independent certified public accountants have stated in their reports included in the Company's Form 8-K/A filed on June 5, 2003 that the Company has negative working capital, lack of operations history, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

ITEM  3.  CONTROLS  AND  PROCEDURES

     (a) John Creel, our president and chief accounting officer, and Steve Meineke, our Treasurer, Principal Accounting Officer and Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they concluded that our disclosure controls and procedures are effective.

     (b) During the period covered by this report, we engaged the services of Porter, LeVay, and Rose, a professional investment relations firm, to advise us on complying with Regulation FD and the public disclosure process. Our executives were trained in a seminar at their corporate offices in New York City on correct policies, procedures, and management controls for managing a publicly traded company.

     (c) As of the date of this filing, we have adopted a new policy to require each principal officer to complete a questionnaire, prior to filing a report (including this report), regarding the information required to be disclosed herein.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES

The following charts outline the convertible debentures we issued and/ or converted during the three months ended June 30, 2003. Following the chart is an explanation or each such sale or conversion.

NEW CONVERTIBLE NOTES ISSUED DURING PERIOD COVERED BY REPORT
------------------------------------------------------------

NAME OF                 DATE OF       DOLLAR         DATE NOTE           NUMBER OF SHARES     COMMISSIONS
NOTE HOLDER           NOTE ISSUED     AMOUNT    CONVERTED TO EQUITY   OF COMMON STOCK ISSUED      PAID
--------------------  ------------  ----------  --------------------  ----------------------  ------------
Fort Holdings, Ltd.       4/3/2003  $  250,000              5/8/2003                 250,000
Hans, Hermann Schulz     4/24/2003  $   50,000              5/8/2003                  50,000  $      5,000
Harald Plautz             5/5/2003  $   19,978              5/8/2003                  20,000  $      2,000
Top View, AG              5/6/2003  $  159,030              5/8/2003                 142,500  $     15,903
----------------------------------------------------------------------------------------------------------
TOTAL                               $  479,008                                       462,500  $     22,903


COMMON STOCK ISSUED UPON CONVERSION OF PREVIOUSLY ISSUED CONVERTIBLE NOTES
--------------------------------------------------------------------------
NAME OF                   DATE OF        DOLLAR          DATE NOTE           QTY OF SHARES      COMMISSIONS
NOTE HOLDER             NOTE ISSUED      AMOUNT      CONVERTED TO EQUITY  CONVERTED TO AT CLOSE      PAID
---------------------  -------------  -------------  -------------------  ---------------------  ------------
United Triumph, Inc.      10/31/2002  $  180,000.00             5/8/2003                180,000
United Triumph, Inc.       11/7/2002  $   70,000.00             5/8/2003                 70,000
United Triumph, Inc.      11/26/2002  $   80,000.00             5/8/2003                 80,000
Furnishing Club, Inc.     12/30/2002  $  100,000.00             5/8/2003                100,000
United Triumph, Inc.        1/7/2003  $   70,000.00             5/8/2003                 70,000
Top View, AG                1/9/2003  $   83,435.19             5/8/2003                 80,000
Fort Holdings, Ltd.        1/31/2003  $  100,000.00             5/8/2003                100,000
Top View, AG               2/12/2003  $  160,718.00             5/8/2003                150,000
Hans, Hermann Schulz       2/19/2003  $   20,000.00             5/8/2003                 20,000  $      2,000
Daniel Rink                2/21/2003  $   22,000.00             5/8/2003                 22,000  $      2,200
Hans, Hermann Schulz       3/14/2003  $   30,000.00             5/8/2003                 30,000  $     30,000
Top View, AG               3/17/2003  $   90,849.80             5/8/2003                 84,500  $      9,085
Top View, AG               3/18/2003  $  158,693.00             5/8/2003                150,000  $     15,869
----------------------------------------------------------------------------------------------------------
TOTAL                                 $1,415,695.99                                   1,136,500  $     59,154


NON-CONVERTIBLE  DEBENTURES
---------------------------
NAME OF            DATE OF       DOLLAR
NOTE HOLDER      NOTE ISSUED     AMOUNT
---------------  ------------  -----------
Corvus Holdings     2/27/2003  $250,000.00
Ceres Financial     4/02/2003  $150,000.00
John Creel          5/27/2003  $  5,000.00
------------------------------------------
TOTAL                          $   405,000

Convertible  Notes  and  Common  Stock Issued upon Conversion.  During the three
-------------------------------------------------------------
months ended June 30, 2003, we issued convertible notes in the principal amount of $479,008, which were converted during the period covered by this report into 462,500 shares of our common stock. We issued an additional 1,136,500 shares of our common stock upon conversion of similary convertible notes issued prior to the period covered by this report. As a result, we issued a total of 1,599,000 shares of our common stock at a conversion price of US$1.00 or Euro 1.00 per share, depending upon the terms of the convertible notes. Because of the exchange rate between Euros and Dollars on the date of conversion, the actual, average conversion rate was greater than $1.00 per share. Each of the foregoing convertible notes have been integrated into the same offering because they are substantially similar in terms and were sold over a period of less than 7 months. In connection with such sales, we relied on the exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933 (the "Act"). In this offering, we issued stock in offshore transactions to a total of 5 purchasers residing outside the United States. We did not solicit or publish any advertisement, article, notice or other communication within the United States regarding our intent to make this offering. There were commissions paid in connection with each purchaser at a rate of 10% of the capital raised. The stock certificates issued to the purchasers contained a restrictive legend in accordance with Rule 905 and Rule 144. We may receive additional funding from offshore investors under similar terms to the foregoing convertible notes, and therefore we do not consider this offering to be closed at this time.

Common  Stock.  In  addition to the foregoing, during the period covered by this
-------------
report, we issued a total of 10,000,000 shares of our common stock in connection with the acquisition of Rapidtron Delaware, as disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 21, 2003, which report is hereby incorporated by reference. In connection with such sales, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. In this transaction, we issued stock to a total of nine individuals. This was a unique transaction for the sole purpose of affecting an acquisition of Rapditron Delaware, and no similar transactions were entered into during the previous six months of such transaction or since the closing of the offering. Some of these purchasers were not accredited investors, and prior to closing the transaction, we supplied information to each purchaser in compliance with Rule 502(b). We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering, and the officers and directors of Rapidtron Delaware were introduced to our former officer and director through our previous business contacts. The purchasers represented in writing that the shares were being acquired for investment purposes only and not for resale, and in addition, the stock certificates issued to the purchasers contained a restrictive legend in accordance with Rule 144. The stock issued to the purchasers has not been sold since closing. There were no underwriters. The right to receive 400,000 shares of common stock in Rapidtron Delaware, which right was subsequently converted into 400,000 shares of our common stock at closing, was paid to two individuals as a commission in connection with this offering. These 400,000 shares constitute a part of the total 10,000,000 shares issued. This offer was closed upon acquisition of Rapidtron Delaware on May 8, 2003.

ITEM  3.      DEFAULTS  BY  THE  COMPANY  UPON  ITS  SENIOR  SECURITIES

     None

ITEM  4.      SUBMISSION  OF  MATTER  TO  A  VOTE  OF  SECURITY  HOLDERS

On January 17, 2003, we received written consent in lieu of a meeting from the holders of approximately seventy percent (70%) of our issued and outstanding common stock, consenting to the following actions:

     (1) Entering into and consummating the Agreement and Plan of Merger with Rapidtron Delaware;

     (2) The resignation of Dr. John Veltheer as a Director and appointment of John Creel and Steve Meineke to serve as Directors of the Company, together with Hendrik Rethwilm, upon the effective date of the merger;

     (3) An amendment to our Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 100,000,000 shares;

     (4) The issuance of our shares of common stock to the then current shareholders of Rapidtron Delaware at a ratio of 0.955033824 shares for each Rapidtron Delaware share owned, with fractional shares converted to cash at the rate of $1.00 per share; and

     (5)  The  change  of  our  name from The Furnishing Club to Rapidtron, Inc.

A copy of the written consent is included as an exhibit to this report and is hereby incorporated by reference.

ITEM  5.      OTHER  INFORMATION

On May 13, 2003, the Registrant mailed a Dissenter's Notice to its stockholders, which allows stockholders of record prior to January 17, 2003, to demand payment for their shares as a result of the consummation of the Merger. Stockholders had until June 13, 2003, to demand payment for their shares. We received no demands for payment of shares from any dissenting stockholders.

On June 4, 2003, we issued a press release announcing a new relationship with Bally Total Fitness. A copy of the press release is filed as an exhibit to this report. We completed our installation of 11 of the 25 access systems, and we have a contract to install all the remaining 14 of 25 access systems for gross revenue of approximately $213,500.

ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     --------

     3.1 Amendment to Articles of Incorporation, dated May 8, 2003, included as an Exhibit to our Form 10-QSB filed with the Securities and Exchange Commission on May, 21, 2003.

     10.1 Distribution Agreement with Axess AG, dated May 6, 2000, as amended.

     10.2 Promissory Note payable to John Creel, dated October 1, 2000, in the principal amount of $12,500.

     10.3 Promissory Note payable to Equus Marketing & Design, Inc., dated April 25, 2001, in the principal amount of $150,000.

     10.4 Promissory Note payable to John Creel, dated April 25, 2002, in the principal amount of $150,000.

     10.5 Promissory Note payable to Steve Meineke, dated October 3, 2002, in the principal amount of $15,000.

     10.6 Promissory Note payable to Peter Dermutz, dated December 28, 2001, in the principal amount of $170,000, as amended on December 28, 2002.

     10.7      Letter  Agreement  between  Equus  Marketing  &  Design, Inc. and
               Rapidtron,  Inc.,  dated  January  1,  2002,  re:  services.

     10.8      Letter  Agreement  between  Equus  Marketing  &  Design, Inc. and
               Rapidtron, Inc., dated January 1, 2002, re: administrative expenses.

     10.9 Amendment No. 1 to Employment Agreement with Peter Dermutz, dated April 11, 2003.

     10.10 Letter Agreement, amending Employment Agreement with Peter Dermutz, dated August 12, 2003.

     10.11 Amendment No. 1 to Employment Agreement with Steve Meineke, dated April 11, 2003.

     10.12 Letter Agreement, amending Employment Agreement with Steve Meineke, dated August 12, 2003

     10.13 Amendment No. 1 to Employment Agreement with John Creel, dated April 11, 2003.

     10.14 Letter Agreement, amending Employment Agreement with John Creel, dated August 12, 2003

     10.15 Purchase Order from Bally Total Fitness Corporation, dated February 10, 2003.

     10.16 Promissory Note payable to John Creel, dated August 2, 2001, in the principal amount of $26,000.

     10.17 Promissory Note payable to Larry Williams, dated October 20, 2002, in the principal amount of $51,410.

     10.18 Promissory Note payable to John Creel, dated May 27, 2003, in the principal amount of $5,000.

     20.1      Dissenter's  Notice,  dated  May  13,  2003.

     22.1      Majority  Consent  Stockholders,  dated  January  17,  2003.

     31.1      Certification  of  John  Creel  Pursuant  to  Rule  15d-14(a)

     31.2      Certification  of  Steve  Meineke  Pursuant  to  Rule  15d-14(a)

     32.1      Certification  of  John  Creel  Pursuant  to  Rule  15d-14(b)

     32.2      Certification  of  Steve  Meineke  Pursuant  to  Rule  15d-14(b)

     99.1      Press  Release  re:  Bally's  dated  June  4,  2003

(b)  Form  8-K
     ---------

     Form 8-K filed April 2, 2003, reporting the Amendment to Agreement and Plan of Merger.
     Form 8-K/A filed June 4, 2003, containing Financial Statements of Rapidtron
          Delaware, Inc., (formerly Rapidtron, Inc., a Delaware corporation), for the years ended December 31, 2002 and 2001 (audited) and the Three Months Ended March 31, 2003 and 2002 (unaudited).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


RAPIDTRON, INC.,
a Nevada corporation

Date:  August 18, 2003

By: /s/ John Creel
---------------------------------------------
John  Creel,  President  &
Chief  Executive  Officer


By: /s/ Steve Meineke
---------------------------------------------
Steve  Meineke,  Treasurer  &
Principal  Financial  Officer