Form 10QSB
period 2003-09-30
RAPIDTRON INC
filed 2003-11-14
CIK 1125028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For  the  quarterly  period  ended  September  30,  2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934

For  the  transition  period  from  _____________  to  _____________

Commission  file  number  000-31713


                                 RAPIDTRON, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                88-0455472
-----------------------------------                      -----------------------
(State  or  other  jurisdiction  of                            (I.R.S.  Employer
incorporation  or  organization)                         Identification  Number)

3151  AIRWAY  AVENUE,  BUILDING  Q
COSTA  MESA,  CALIFORNIA                                                   92626
--------------------------------------------                         -----------
(Address  of  Principal  Executive  Offices)                         (Zip  Code)

                                 (949) 798-0652
                              --------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practical date: 17,929,314 shares of Common Stock,
                                              ----------------------------------
$0.001  par  value,  outstanding  on  November  5,  2003.
--------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes     No  X
                                                                      ---    ---

                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . .     1
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .     1
    Condensed Consolidated Balance Sheet . . . . . . . . . . . . . . .     1
    Condensed Consolidated Statements Of Operations. . . . . . . . . .     2
    Condensed Consolidated Statements Of Cash Flows. . . . . . . . . .     3
    Notes To Unaudited Condensed Financial Statements. . . . . . . . .     4
  Item 2.  Management's Discussion and Analysis. . . . . . . . . . . .    10
  Item 3. Controls And Procedures. . . . . . . . . . . . . . . . . . .    17
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .    17
  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    17
  Item 2. Changes In Securities. . . . . . . . . . . . . . . . . . . .    17
  Item 3. Defaults By The Company Upon Its Senior Securities . . . . .    18
  Item 4. Submission Of Matter To A Vote Of Security Holders . . . . .    18
  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .    18
  Item 6. Exhibits And Reports On Form 8-K . . . . . . . . . . . . . .    18
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

PART  I  --  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

---------------------------------------------------------------------------------

                                 RAPIDTRON, INC.
                          (FORMERLY THE FURNISHING CLUB)
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 2003

---------------------------------------------------------------------------------

                                    UNAUDITED

                                     ASSETS
CURRENT ASSETS
    Cash                                                             $    11,607
    Accounts receivable, net of allowance for doubtful
        accounts of $22,000                                              298,464
    Receivable from stockholder                                           11,305
    Inventory                                                            345,120
    Prepaid expenses and other current assets                             65,489
                                                                     ------------
                                                                         731,985

PROPERTY AND EQUIPMENT, NET                                               11,982

DEPOSITS AND OTHER ASSETS                                                 12,380
                                                                     ------------
                                                                     $   756,347
                                                                     ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                 $   696,587
    Accrued liabilities                                                  331,412
    Due to related party                                                 213,699
    Loans due to related parties                                         599,474
    Obligations under capital lease                                        4,655
                                                                     ------------
                                                                       1,845,827
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $0.001 per share; 5,000,000
        shares authorized; no shares issued or outstanding                     -
    Common stock, par value $0.001 per share; 20,000,000
        shares authorized; 17,855,830 shares issued and
        outstanding                                                       17,856
    Additional paid-in capital                                         2,205,777
    Accumulated deficit                                               (3,313,113)
                                                                     ------------
                                                                      (1,089,480)
                                                                     ------------

                                                                     $   756,347
                                                                     ============

--------------------------------------------------------------------------------
Page  F-1     The  accompanying  notes  are  an integral part of these condensed consolidated  financial  statements.

-----------------------------------------------------------------------------------------------------------

                                              RAPIDTRON, INC.
                                       (FORMERLY THE FURNISHING CLUB)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

-----------------------------------------------------------------------------------------------------------

                                                 UNAUDITED


                               THREE-MONTHS
                                  ENDED         THREE-MONTHS
                               SEPTEMBER 30,   ENDED SEPTEMBER    NINE-MONTHS ENDED     NINE-MONTHS ENDED
                                   2003          30, 2002        SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                              --------------  -----------------  --------------------  --------------------
NET SALES                     $     325,648   $         72,908   $           587,913   $         1,528,103

COST OF GOODS SOLD                  246,887             21,372               390,832               787,240
                              --------------  -----------------  --------------------  --------------------

GROSS PROFIT                         78,761             51,536               197,081               740,863

SELLING, GENERAL AND
      ADMINISTRATIVE
      EXPENSES                      480,379            296,549             1,917,154               944,164
                              --------------  -----------------  --------------------  --------------------

LOSS FROM
      OPERATIONS                   (401,618)          (245,013)           (1,720,073)             (203,301)

OTHER INCOME
      (EXPENSE)
      Interest expense              (13,517)            (2,984)              (72,509)              (11,607)
      Foreign exchange loss         (25,698)           (13,408)              (38,790)              (17,159)
                              --------------  -----------------  --------------------  --------------------
                                    (39,215)           (16,392)             (111,299)              (28,766)
                              --------------  -----------------  --------------------  --------------------

INCOME (LOSS) BEFORE
       PROVISION FOR
       INCOME TAXES                (440,833)          (261,405)           (1,831,372)             (232,067)

PROVISION FOR INCOME
       TAXES                              -                862                   800                 1,662
                              --------------  -----------------  --------------------  --------------------

NET LOSS                      $    (440,833)  $       (262,267)  $        (1,832,172)  $          (233,729)
                              ==============  =================  ====================  ====================

BASIC AND DILUTED NET
       LOSS PER COMMON
       SHARE                  $       (0.03)  $          (0.03)  $             (0.13)  $             (0.02)
                              ==============  =================  ====================  ====================

BASIC AND DILUTED
       WEIGHTED AVERAGE
       NUMBER OF COMMON
       SHARES OUTSTANDING        17,771,000         10,120,000            14,085,000            10,120,000
                              ==============  =================  ====================  ====================

--------------------------------------------------------------------------------
Page  F-2     The  accompanying  notes  are  an integral part of these condensed consolidated  financial  statements.

---------------------------------------------------------------------------------------------

                                       RAPIDTRON, INC.
                              (FORMERLY  THE  FURNISHING  CLUB)
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002


                                          UNAUDITED

---------------------------------------------------------------------------------------------

                                                                         2003         2002
                                                                     ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $(1,832,172)  $(233,729)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Provision for bad debts                                           17,000           -
        Depreciation                                                       5,260       3,293
        Common stock issued for professional services                    400,000           -
        Changes in operating assets and liabilities:
           Accounts receivable                                          (236,305)    (40,203)
           Inventory                                                     (92,684)    (29,753)
           Prepaid expenses and other current assets                       8,422     (17,460)
           Deposits and other assets                                       1,521      (1,521)
           Accounts payable                                             (140,870)    432,298
           Accrued liabilities                                           219,209     117,736
           Due to related party                                           45,524    (225,011)
                                                                     ------------  ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (1,605,095)      5,650

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                       (1,797)    (13,613)
                                                                     ------------  ----------
NET CASH USED IN INVESTING ACTIVITIES                                     (1,797)    (13,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans due to related parties                             1,777,924      10,000
Principal payment of loans due to related parties                       (291,349)     (8,222)
Principal payment of capital lease obligations                            (1,279)          -
Proceeds from the issuance of common stock                               122,368           -
                                                                     ------------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,607,664       1,778
                                                                     ------------  ----------

NET INCREASE (DECREASE) IN CASH                                              772      (6,185)

CASH - beginning of period                                                10,835       6,525
                                                                     ------------  ----------

CASH - end of period                                                 $    11,607   $     340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                             $    37,523   $       -
                                                                     ============  ==========

Non-cash investing and financing activities:
    Common stock issued to pay accrued salaries                      $    64,000   $       -
                                                                     ============  ==========

    Equipment acquired via capital lease                             $     2,375   $       -
                                                                     ============  ==========

    Stock issued to retire related party debt at $1.00 per share     $ 1,708,024   $       -
                                                                     ============  ==========

    Common stock issued to settle accounts payable                   $    28,951   $       -
                                                                     ============  ==========

    Retire treasury stock                                            $   196,000   $       -
                                                                     ============  ==========


--------------------------------------------------------------------------------
Page  F-3     The  accompanying  notes  are  an integral part of these condensed consolidated  financial  statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS

BASIS  OF  PRESENTATION

The management of Rapidtron, Inc. (the "Company"), without audit, prepared the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2003 and 2002. Due to the Merger with Rapidtron, Inc., a Delaware corporation (see Note 2), the reported amounts are those of the surviving corporation. The results of operations of Rapidtron, Inc. and Subsidiary (formerly known as The Furnishing Club) previously filed in prior years are not included herein. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's consolidated financial position as of September 30, 2003, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002, have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

During the period ended September 30, 2003, the Company completed a reverse merger (see Note 2). Effective May 8, 2003, the merged entity trades on the Over the Counter Bulletin Board under the symbol "RPDT.OB".

PRINCIPLES  OF  CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.


--------------------------------------------------------------------------------
Page  F-4

1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (continued)

GOING  CONCERN  AND  LIQUIDITY  CONSIDERATIONS

The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report on the December 31, 2002 financial statements, which have been prepared assuming the Company will continue as a going concern. As such, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2003, the Company has a working capital deficit of approximately $1,114,000, recurring losses from operations, an accumulated deficit of approximately $3,313,000, and has generated an operating cash flow deficit of approximately $1,605,000 for the nine-month period then ended. The Company intends to fund operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2003.

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

STOCK  BASED  COMPENSATION

At September 30, 2003, the Company had no stock-based compensation plans. Options to acquire 150,000 shares of the Company's restricted common stock at December 31, 2002 were cancelled in connection with the Merger (see Note 2). No stock options were outstanding at September 30, 2003.

Additionally, in January 2003, the Company intended to grant to employees, in connection with certain employment agreements, options to acquire up to 1,175,000 shares of the Company's restricted common stock. However, such grants were contingent upon the Company establishing a qualified stock option plan. As of November 12, 2003, no qualified stock option plan has been established, and, therefore, no additional options have been granted.

RECENT  ACCOUNTING  PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2002 and 2001 financial statements filed previously with the Securities and Exchange Commission in Form 8-K/A on June 5, 2003 that were required to be adopted during the year ended December 31, 2003 did not have a significant impact on the Company's financial statements.


--------------------------------------------------------------------------------
Page  F-5

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

Immediately after the Merger, the officers and directors of TFC resigned and the management of the Private Company took control of such positions, therefore reflecting a change of control. As a result, the transaction was recorded as a "reverse merger" whereby the Private Company was considered the accounting acquirer as it retained control of TFC after the merger, however, legally the Private Company became a wholly owned subsidiary of TFC after the Merger. In connection with the Merger, TFC changed its name to Rapidtron, Inc. Since TFC's continuing operations and balance sheet are insignificant, a pro forma consolidated balance sheet at December 31, 2002 and consolidated statement of operations for the year then ended are not presented here.

In connection with the terms of the Merger, all outstanding stock options (150,000 in total) were cancelled.

3.  LOANS  DUE  TO  RELATED  PARTY

During the three-month period ended September 30, 2003, the Company borrowed approximately $150,000 from a related party. Such note bears interest at 6%, is convertible, in whole or in part, to the Company's restricted common stock at $1.00 per share, and all principal and interest is due on demand at any time after October 16, 2003. Management does not believe that the conversion option of these notes was considered a beneficial conversion feature at the time such option was granted. Immediately after the funds from such note were received by the Company, the note holder elected to convert $60,000 of principal into 60,000 shares of the Company's restricted common stock (see Note 4).

During the six-month period ended June 30, 2003, the Company borrowed approximately $1,618,000 from related parties. Such notes bore interest at rates ranging from 6% to 10%, were secured by substantially all assets of the Company, were convertible to the Company's restricted common stock at approximately $1.00 per share, and all principal and interest was due within one year. Management does not believe that the conversion option of these notes was considered a beneficial conversion feature at the time such option was granted. The Company also borrowed approximately $10,000 from employee-shareholders of the Company during the six-month period ended June 30, 2003. Such loans are due on demand and bear no interest.

Immediately after the Merger (see Note 2), loans approximating $1,648,000 were converted to the Company's common stock at approximately $1.00 per share (see
Note 4). During the nine-month period ended September 30, 2003, principal payments approximating $290,000 were made on certain other loans due to related parties.

See  Note  9  for  debt  repayments  subsequent  to  September  30,  2003.


--------------------------------------------------------------------------------
Page  F-6

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

In July 2003, a convertible note payable holder converted $60,000 of principal into 60,000 shares of the Company's restricted common stock (see Note 3).

During the three-months ended September 30, 2003, the Company sold 122,500 shares of its restricted common stock at approximately $1.00 per share for cash approximating $134,000. The Company did not receive $11,305 of the total until after September 30, 2003; therefore this amount has been recorded as receivable from stockholder on the accompanying condensed consolidated balance sheet.

On August 29, 2003, the Company filed with the Securities and Exchange Commission Form S-8 to register 37,815 shares of the Company's common stock pursuant to a legal services agreement with the Company's legal counsel. Under such agreement, legal counsel may convert past due amounts due from the Company into registered common stock at $1.19 per share (estimated to be the fair market value of such shares on the date of the agreement). The Company issued 24,328 of these shares at $1.19 per share during the quarter ended September 30, 2003. The balance was issued subsequent to period-end.

Subsequent to September 30, 2003, the Company sold 60,000 shares of its restricted common stock for cash totaling $60,000.

See  Note  9  for  additional  subsequent  stock  issuances.

5.  LOSS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The Company reported a net loss for the three-month and nine-month periods ended September 30, 2003. As a result, convertible debt to acquire 90,000 shares of the Company's common stock (see Note 3) have been excluded from the calculation of diluted net loss per share, because those shares would be antidilutive. At September 30, 2002, outstanding options to acquire 150,000 shares of common stock were not considered by management to be potentially dilutive common shares due to the exercise price being higher than the estimated stock price used in the EPS calculation. As such, basic and diluted loss per share are the same for all periods presented. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

6.  CONTINGENCIES

At December 31, 2002, the Company was under a distribution agreement with Axess AG, to purchase a minimum of $3,000,000 through May 2003. On December 11, 2002, Axess AG agreed that if the Company made certain payments and followed certain conditions, the purchase commitment would be released. As of September 30, 2003, management believes that all payments have been made and conditions have been met, as required by Axess AG.


--------------------------------------------------------------------------------
Page  F-7

To obtain the release of inventory on orders from Axess AG, the Company filed a UCC-1 Financing Statement on September 23, 2003, securing the related payable to Axess AG of approximately $100,000. Such payable is secured by certain accounts receivable totaling $100,000. Management believes that as of November 12, 2003, the Company has met all conditions and obligations required by the security agreement.

7.  EMPLOYMENT  AGREEMENTS

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

          2003                    $     360,000
          2004                          360,000
                                  -------------
                                  $     720,000
                                  =============

8.  RECLASSIFICATION  IN  2002

In the quarter ended September 30, 2002, the Company made a reclassification of year-to-date consulting expenses from cost of goods sold accounts to selling, general and administrative accounts, to correct an error. The reclassification, approximating $92,000, was all booked in the current quarter and therefore was not reflected in previous interim financial statements. Had this reclassification been posted in each respective quarter, certain balances reported in the Company's June 30, 2003 Form 10-QSB, filed with the Securities and Exchange Commission on August 19, 2003, would have been changed as follows:


                                                1.  THREE-      2.  SIX-MONTHS
                                                MONTHS ENDED    ENDED JUNE 30,
                                                JUNE 30, 2003   2003
                                                --------------  ---------------
  Cost of Goods Sold
    As reported                                 $      794,196  $       827,268
    As adjusted                                 $      763,496  $       765,868

  Gross Profit
    As reported                                 $      676,208  $       627,927
    As adjusted                                 $      706,908  $       689,327

  Selling, General and Administrative Expenses
    As reported                                 $      325,589  $       586,216
    As adjusted                                 $      356,289  $       647,616

  Income From Operations
    As reported                                 $      350,619  $        41,711
    As adjusted                                 $      350,619  $        41,711


This reclassification had no effect on income from operations and net income for the periods presented above.


--------------------------------------------------------------------------------
Page  F-8

9.  SUBSEQUENT  EVENTS

On November 12, 2003, the Company closed the unregistered sale of common stock and warrants, as more fully described below. The Company sold 1,280,000 "Units" at a purchase price of $1,600,000 in three separate tranches, as follows:

     - Tranche 1 on or about November 11, 2003, for 576,000 Units for proceeds of $720,000;
     - Tranche 2 on or about December 11, 2003, for 416,000 Units for proceeds of $520,000; and
     -    Tranche  3  on  December  31,  2003  for 288,000 Units for proceeds of
          $360,000.

Each "Unit" consists of 1 share of the Company's common stock, and one warrant for the purchase of one share of common stock for a purchase price of $1.25, through the first anniversary of the date of issuance, and $1.50 up to the second anniversary of the date of issuance, upon which the warrant will expire. Closing of each tranche is conditioned upon several factors, including no material adverse change in the Company's financial condition, operations, results of operations or business since the date of the financial statements included in this report.

The Company is required to register the resale of the common stock issued as part of the Units, and if available, keep a shelf-registration statement effective for such resale for a period of 2 years following the issuance of the Units. The Company is required to pay all costs and expenses associated with the registration. $50,000 of the proceeds of the sale of the Units has been set aside to cover the cost of the registration. The Company anticipates that such costs may total $60,000, or more, depending upon the number of comments we receive from the SEC and the number of supplements or amendments we may be required to file. Additional costs must be paid from operating revenue or through additional investments.

The Company is required to use the proceeds of the sale to repay certain outstanding payables and future expenses related to registrations of securities, with $385,000 set aside for paying general operating expenses.

In addition, the Company cannot use any of the proceeds to pay debt to related-parties. As a condition to the foregoing proceeds, related parties and employees were required to accept a total of 350,000 shares of common stock in exchange for $350,000 of outstanding debt. As a result, an additional 350,000 new shares of restricted common stock will be issued on or about November 12, 2003, as satisfaction of $350,000 of debt.

On or about November 12, 2003, the Company closed the first tranche and issued 576,000 Units (including 576,000 shares of common stock) for a total of $720,000. Only $125,000 of the proceeds may be used for the Company's operating expenses.

The Company has agreed to sell up to 320,000 additional Units for $400,000 (for a total investment of $2,000,000) pursuant to the same terms and conditions, on or before January 31, 2004. There is no guaranty that the additional investment will be made, but if made available, the Company is obligated and intends to accept.


--------------------------------------------------------------------------------
Page  F-9

Item  2.  Management's  Discussion  and  Analysis

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions and intense competition, including intensification of price competition and the expansion of competition in providing end-to-end product and system solutions as more fully described in management discussion in this report. This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "factors that may affect our business, operating results, and financial condition" in our 8-K filed on May 23, 2003, hereby incorporated by reference.

GENERAL  OVERVIEW:


Our company specializes in providing solutions for Automated Access. We researched the marketplace for the past six (6) years to identify automated access needs in the specific industries discussed below, which led to development of Rapidtron's versatile access system. As a result, we provide access control and ticketing/membership systems to the fitness, winter resort, amusement, transit industries and universities in North America. Our system facilitates rapid operator-free customer or member entry and exit through automated turnstiles or portals and optional hands-free entry. This means our unique system provides customers and members automated access control to enter and exit facilities such as fitness clubs, university recreational centers, or access to a ski lift.

Our system and readers have open architecture, which allows for an easy interface with the existing back-office computer software of the targeted venues and marketplaces in which we sell and serve. Our readers communicate data to and from the computer software existing in the customer's back office for managing information related to membership validation required for access, and other information desired by the client. We have accomplished interface solutions with many major software providers to the venues in which we sell and service (for example, in Fitness - Aphelion, CSI, Check Free and Computer Outfitters; and in Resorts - all three major providers, Comptrol, RTP and Siriusware). We are continuing to invest and accomplish interface solutions with software providers through investment in software programming with software provider companies to allow our system to be compatible with a large customer base.

Our system is versatile and reads either bar code or RF Smart cards and other media (tags, ID bracelets, etc.). This dual capability allows a venue to issue and re-issue numerous types and durations of access privilege cards. Bar code tickets and cards are commonly found in grocery stores where they are read at check-out counters. Bar code tickets and cards are also common at fitness clubs where they are checked by operator assisted manual scanning done at front desk entry, and athletic and amusement venues where tickets are manually checked, or manually scanned by staff members at entry to the arena or amusement park. RF Smart cards, a technology that has been in existence since 1988, primarily in Europe, incorporate an antenna and a 2K memory chip and microprocessor laminated between two plastic sheets. Our RF Smart cards provide passive contactless identification technology. These cards require no electrical contacts, or visual contact. Our RF smart cards operate in harsh environmental conditions such as skiing at winter resorts in extreme temperatures with hands- free operation at the turnstile, as the long range antennas can read the cards in the pockets of the skier without being removed and placed near the reader. Our RF Smart cards have read/write memory, which means the card, when read by one of our RF ID readers, can read the data on the card, debit (points or cash) and write new data in addition to the value stored on the card.

Our RF Smart card is passive, which means it is powered by the reader field unlike an active card (transponder) with a battery. Our card and reader has a reading range of 10 to 120 centimeters. This allows the card to be utilized for hands-free operation. The range of 10 to 120 centimeters is totally dependent on the size of the antenna. Our indoor system of satellite readers provide proximity reading of Smart cards at a range of up to 10 centimeters, and our resort systems with long range antennas can read cards at a range of up to 120 centimeters for hands free operation. The Rapidtron Smart Card utilizes a 13.56 MHZ transponder for fast communication speed. We currently utilize the ISO 15693 standard chip.

Our automated system allows a fitness club to use its existing bar code membership cards to start and upgrade to Smart cards at any time. We can incorporate Smart card debit/credit technology for retail purchases for a wallet-less workout or visit. Our system offers a variety of read/write Smart media: cards, key fobs, ID bracelets, for multifunctional capabilities including access, debit/credit and affinity/loyalty programs, parking and other uses. Our unique printers can issue both bar code tickets and Smart cards. Our Smart cards come with four color printing on the front with the client's design. Utilizing our Thermo printer, the reverse side can be printed on site with photos and copy that can be removed and reprinted when re-programming the Smart cards on the printer. As a result, our Thermo read/write Smart cards are 100% recyclable.

Our proven technology has been in operation for five years with over 2,000 access and 1,000 point of sale systems in Europe and North America. The European installations were sold, installed and serviced by AXESS AG, our supplier. We have an exclusive Distribution Agreement for the North American market with AXESS AG. We sell, install and service all North American installations for Axess AG.

The following analysis of our operations refer primarily to those in the fitness, winter resort, amusement and transit industries, and universities which constitute the majority of our business activities.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY:

Three Months ended September 30, 2003 compared to three months ended June 30, 2002 and the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

                                     REVENUE

Our revenue for the three months ending September 30, 2003 was $325,648, an increase of $252,740 (346%) compared to the $72,908 from the same period last year.

During the nine months ending September 30, 2003, we had revenues of $587,913, a decrease of $940,190 (61%) from the $1,528,103 for the same period in fiscal year 2002.

For the nine month period ended September 30, 2003, the $940,190 decrease in our sales revenue was due entirely to the lack of sales in 2003 from transit, specifically the Las Vegas Monorail Project, more fully described below. The Las Vegas Monorail Company has chosen to go to magnetic stripe technologies to integrate with the existing system in place with the RTP bus transit system, and will consider an upgrade to Smart card systems in the future.

Bombardier is the supplier of the monorail and fare box collection system to the Las Vegas Monorail Company ("LVMC"). Bombardier conducted 1 1/2 years of due diligence on our equipment and system and awarded us the contract for a Smart Card only Fare Collection System in December 2001. The Las Vegas Monorail Company decided to integrate with the Rapid Transit Company, the bus line in Las Vegas, which then required the fare system to utilize a magnetic stripe rather than a Smart Card in order to integrate their existing system. We fulfilled all the requirements of the first phase of the contract resulting in earning the revenue of approximately $1,350,000, but with the change to magnetic stripe, Bombardier was forced to cancel the contract with Rapidtron. We still have an opportunity to provide our RF Smart card in the future as an upgrade to the LVMC.

We have chosen to focus our sales efforts on fitness clubs, winter resorts, universities and colleges, and entertainment, niche markets where our system has penetrated key venues with notable installations such as Bally Total Fitness, the world's largest fitness club chain, Park City Resort, Utah and Copper Mountain, Colorado well-known four-season resorts, and University of California, Berkeley, a leading US university. We targeted these specific customers due to their leadership position in each of their industries and the potential for sizeable revenues related to their individual contracts and future contracts. We have structured our sales, marketing and service around these 3 markets - fitness clubs, universities, and winter resorts, while continuing to explore opportunities in amusement such as auto racing and sports arenas. In this regard, we increased our focus in selling to the leading fitness chains in the third quarter of 2003, with follow-up meetings scheduled for the fourth quarter of 2003 leading into 2004. Following our installation at UCLA John Wooden Center, we will increase our presence and contact to universities in presentations to a combined group of more than 250 universities attending NIRSA events. While the winter resort business is now preparing for it's 2003/2004 season, we have expanded our presence with more installations at Park City, Utah, and plan to intensify our selling effort pre -Holiday 2003 with focused selling efforts beginning in November/December 2003, trade-show attendance in the East and West United States followed by face to face selling in the first and second quarters of 2004 for the 2004/2005 season. We expect increased sales in each of the three targeted venues of fitness clubs, universities, and winter resorts over the next quarter, and throughout 2004.

We expect to modestly increase our revenues in the targeted venues of fitness clubs, winter resorts, and universities over the next quarter, and to significantly increase our revenues in the targeted venues in the coming 12 months. We base these revenue growth expectations on the assumption that the successful sales, installations, and operation of our Rapidtron systems to date with industry leading customers in targeted venues will result in other customers within each venue emulating the leader in making their purchase decisions. For example, our Rapidtron system has now been operational in 27 Bally Total Fitness locations, and we expect to continue to expand in other Bally's locations over the next 12 months. Bally's is the largest fitness club chain in North America with 420 clubs. During the period covered by this report, we received approximately fifty-five percent (55%) of our gross revenue from Bally's. We expect to continue sales to Bally's during the fourth quarter of 2003, and we have meetings scheduled during the fourth quarter of 2003 with five leading companies in the fitness industry. As a result of these meetings, we hope to increase and diversify our gross revenue received through sales in the fitness industry. Our Rapidtron system has been operational at Copper Mountain since November 2001, and Park City, Utah since November 2002, with an expansion scheduled for the 2003/2004 season. During the period covered by this report, we received less than ten percent (10%) of our gross revenue from sales to winter resorts. We expect continued sales to Park City in the fourth quarter of 2003, and we have commitments for additional orders from Copper Mountain in the first quarter of 2004. We are in dicsussions with several other major winter resorts that we hope will result in increased sales in the winter resort industry. Our Rapidtron system has been operational at University of California, Berkeley since May 2002 and UCLA since October 2003. During the period covered by this report, we received less than ten percent (10%) of our gross revenue from sales to these universities.

Actual results may differ from our expectations as a result of delay in sales to the customers in the targeted venues.

                                  GROSS PROFIT

For  the  three  months  ending  September  30,  2003,  our gross profit totaled
$78,761, compared to $51,536 for the same period last year. The $27,225 increase in gross profit was primarily a result of increased sales.

For the nine months ending September 30, 2003, our gross profit for the period was $197,081, compared to gross profit of $740,863 for the same period last year. This represents a decrease of $543,782 from the same period last year. The decrease in gross profit is also primarily the result of the drop in sales from the cancellation of the Las Vegas Monorail Project.

We expect to modestly improve our gross profit through increased sales in the targeted venues of fitness clubs, winter resorts, and universities over the next quarter, and to significantly increase our gross profit in the targeted venues in the coming 12 months based on the same assumptions identified in our revenues. The unfavorable currency variance of the US Dollar to the Euro continues to negatively impact gross profit margins in 2003 due to our purchasing from a European supplier. We expect the unfavorable currency variance of the US Dollar to the Euro to continue in 2003, and to continue to negatively impact gross profit margins due to our plan to continue purchasing equipment, readers, and cards from our European supplier. Actual results may differ from our expectations as a result of delay in sales revenues, and gross profit from those revenues to the customers in the targeted venues.

                               OPERATING EXPENSES

During the three months ending September 30, 2003, our selling, general & administrative operating expenses totaled $480,379, an increase of $183,830 (62%) from the $296,549 incurred during the same period last year. Included in the $183,830 increase of operating expenses for the current quarter is approximately $58,000 related to increased costs associated with professional fees (legal, accounting, and investor relations) related to public reporting. Excluding the increased costs associated with the professional fees, our selling, general & administrative expenses were up approximately $126,000 (42%) from the same period last year. The remaining increase can be primarily attributed to increased salaries related to additional hires of a Financial
Manager,  a  General  Manager,  and  Systems  Technician.

For the nine months ending September 30, 2003, our selling, general & administrative expenses totaled $1,917,154, an increase of $972,990, or 103%, from the $944,164 incurred during the same period last year. As noted above, the significant portion of the increase was due to the $654,856 related to the reverse merger and the increase in professional fees related to public reporting. The reverse merger fees of $583,000 were one-time charges that represent over one half of the increase in operating expenses on a year-to-year basis. The remaining increase can be primarily attributed to increased salaries.

We expect operating expenses in the ordinary course of business (not taking into consideration the one time expenses related to the reverse merger) to increase modestly over the next quarter as a result of operating, marketing and selling expenses to the fitness club, winter resort, university, and amusement markets. We expect operating expenses in the ordinary course of business to increase modestly over the next 12 months as a result of operating, marketing, selling, service and sales commission expenses related to increased revenues. The commissions paid to independent sales representatives are less than 1% of selling, general and administrative expenses during this period; however, will increase as a percentage of sales in the coming quarter, and 12 months. Actual results may differ from our expectations as a result of delay in sales revenues, and gross profit from those revenues, while operating expenses continue to secure those sales to the customers in the targeted venues.

                              LOSS FROM OPERATIONS

During the three months ended September 30, 2003, we had a loss from operations of $401,618, compared to a loss from operations in the prior year of $245,013. Excluding approximately $72,000 for professional fees due to the operations related to public reporting requirements, the loss from operations in the current quarter was approximately $330,000. Higher personnel costs to focus on core business channels in fitness, winter resort, university, amusement and financial reporting combined with increased costs related unfavorable foreign currency exchange rates with our European supplier were the factors driving the loss from operations in the current quarter when compared to the loss in the same period in 2002.

The loss from operations for the first nine months of fiscal 2003 was $1,720,073 compared to a loss from operations of $203,301 in the same period in the prior year. Excluding the approximately $583,000 in fees due to the reverse merger, we would have had a loss from operations of $1,137,073, resulting in a variance of $933,772 from the prior year period.

The loss from operations for the nine months ended September 30, 2003, was primarily the result of the following (a) reduction in transit sales, (b) a delay in roll-out of fitness club sales caused by our customers' software suppliers delaying the completion and implementation of the software interface that allows our system to work effectively with the customers back office software, and (c) our increase in selling, general & administrative costs. Software interfaces with all major software providers in the fitness and resort industry have now been completed.

We expect overall loss from operations to increase over the next quarter as a result of continued expenses in excess of the gross margin from a modest increase in sales revenues during the same quarter. We expect the overall loss from operations to decrease over the next 12 months as a result of significant increases in revenues and gross margin related to those sales. Actual results may differ from our expectations as a result of delay in sales revenues, and gross profit from those revenues, while operating expenses continue to secure those sales to the customers in the targeted venues.

                                INTEREST EXPENSE

For the three months ending September 30, 2003, our interest expense was $13,517. Our interest expense was $2,984 in the same quarter last year. Our interest expense for the nine-month period was $72,509. In the same period last year, our interest expense was $11,607.

The increase in interest expense was primarily the result of higher debt to related parties. At September 30, 2003, we owed $599,474 on notes due to related parties, compared to $255,948 at September 30, 2002. Additionally, we borrowed approximately $1,780,000 during the nine months ended September 30, 2003, and made re-payments through cash and stock issuances of approximately $2,000,000 during such period.

We expect interest expense to decrease over the next quarter as a result of debt repayments and conversion of debt to equity. Actual results may differ from our expectations as a result of taking on additional debt necessary to finance operations, due to not meeting sales expectations.

                             ASSETS AND LIABILITIES

At September 30, 2003, we had total assets of $756,347 compared to total assets of $443,312 at December 31, 2002. Cash was $11,607 as of September 30, 2003, up slightly from the $10,835 cash balance as of December 31, 2002. Cash used in operations was $1,605,095; cash used in investing activities was $1,797; and cash provided by financing activities was $1,607,664, with net increase in cash during the current period being $772. Major cash out-flows included net debt payments of $291,349, and net payments to product and equipment vendors of approximately $502,000.

Our net accounts receivable were $298,464 at September 30, 2003, an increase of $219,305 (277%) from the $79,159 at December 31, 2002. The increase in accounts receivable is primarily due to new customers in fitness club industry that we began doing business with in July 2002.

Our net inventories increased $92,684 (36%) over the past nine months, to $345,120, from the $252,436 at December 31, 2002. A majority of the increase in inventory is due to purchases to support shipments scheduled to fitness customers.

Our net fixed assets totaled $11,982 at September 30, 2003, compared to $13,070 at December 31, 2002. Our purchases of fixed assets totaled $4,172 during the current period, while our depreciation totaled $5,260 resulting in a net decrease in fixed assets of $1,088.

Our total liabilities at September 30, 2003 were $1,845,827, a decrease of $189,441 (9%) from the $2,035,268 at December 31, 2002. Our accounts payable and accrued liabilities totaled $1,027,999 at September 30, 2003, a decrease of $14,612 (1%) from the $1,042,611 at December 31, 2002. There was a decrease in accounts payable of $169,821 and an increase in accrued liabilities of $155,209. Our payables decreased as a result of paying vendors for products purchased to support sales and inventory for fitness clubs from the proceeds of debt financing, and the accrued liabilities increased as a result of not paying salaries to senior executives during the period.

Our accrued payroll totaled $225,916 at September 30, 2003, compared to $135,686 at December 31, 2002. The increase was due primarily to senior executives only receiving partial payment of their current and prior wages, with the remaining amount being accrued. Our accrued interest payable, which is included in accounts payable and accrued liabilities, was $35,483 at September 30, 2003, an increase of $25,577 from the $9,906 at December 31, 2002.

Our notes payable and other debt totaled $604,129 at September 30, 2003, a decrease of $220,353 (27%) from the $824,482 at December 31, 2002. Our total Notes payable were reduced by the conversion of several Notes to equity at the close of the merger in May 2003.

                              STOCKHOLDER'S DEFICIT

Our stockholder's deficit was $1,089,480 at September 30, 2003, a decrease of $502,476 from the $1,591,956 at December 31, 2002. The changes in stockholder's equity were as follows:

          Balance  as  of  December  31,  2002                  ($1,591,956)
          Net  Loss                                             ($1,832,172)
          Additional  Paid  in  Capital                          $2,130,912
          Common  Stock                                               7,736
          Cancellation  of  Treasury  Stock                         196,000
                                                                ------------
          Balance  as  of  September 30,  2003                  ($1,089,480)


                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had $756,347 in total assets, including $11,607 in cash, $298,464 in accounts receivable, $345,120 in inventories, and $65,489 in prepaid expenses and other current assets. We consider the accounts receivable to have a high probability of collection, as a majority of the receivables are to large customers in the fitness club industry. Our inventories consist primarily of readers, turnstiles, and equipment and are very marketable, and will continue as current product models during 2003. Our fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to third parties. We will acquire additional inventory for fitness club, university, and winter resort sales in the 4th quarter for installation in the 4th quarter of 2003 and the 1st quarter of 2004.

At September 30, 2003, our total liabilities were $1,845,827, including accounts payable and accrued liabilities of $1,027,999, and amounts due to related parties (including due to related party and loans due to related parties) of $813,173. Loans to related parties include $107,500 to John Creel and Steve Meineke, directors of the Company.

We had negative working capital of $1,113,842 at September 30, 2003. Our negative cash flow from operations resulted primarily from our loss, our increased receivables and inventory along with the pay down of payables to key vendors in order to support growth in the fitness category. Our cash flow needs were met over the last quarter through sales revenues and the proceeds of convertible loans and private placements. We expect our operations to continue operating at a negative cash flow through at least the fourth quarter of fiscal year 2003 as we continue to invest in new business opportunities. Thus, our success, including our ability to fund future operations, depends largely on our ability to secure additional funding. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

We need cash flow of approximately $125,000 per month to pay for our rent, salary, marketing, services, software interface, inventory, and receivables, excluding the anticipated increase due to sales commissions paid for increased sales volume secured by independent sales agents, new business development. We expect to receive adequate cash flow through revenues averaging at least approximately $100,000 to $200,000 per month over the next quarter, plus additional third-party loans and equity investment, including the equity investment from a private placement that we expect to close in November 2004, described in more detail below.

     Over the next 12 months, we expect to need cash flow of approximately $2,000,000 for operating expenses, new business development, potential merger opportunities, marketing, services, software development for interface with business systems in targeted industries, inventory, and receivables. We expect to achieve these cash flow needs through operating revenues totaling at least approximately $1,700,000 over such 12-month period, plus additional third-party loans and equity investment.

The allocation of cash flow in operating the business will be dictated by where those resources can optimize results through the production of sustained revenue growth. If we do not raise the necessary capital or earn sufficient revenue to cover the foregoing expenses, we will reduce variable overhead, such as marketing expenses, travel and entertainment, software development, and reduction of personnel as feasible.

On November 12, 2003, we closed the unregistered sale of common stock and warrants, as more fully described below. We sold 1,280,000 "Units" at a purchase price of $1,600,000 in three separate tranches, as follows:

     - Tranche 1 on or about November 11, 2003, for 576,000 Units for proceeds of $720,000;
     - Tranche 2 on or about December 11, 2003, for 416,000 Units for proceeds of $520,000; and
     -    Tranche  3  on  December  31,  2003  for 288,000 Units for proceeds of
          $360,000.

Each "Unit" consists of 1 share of our common stock, and one warrant for the purchase of one share of common stock for a purchase price of $1.25, through the first anniversary of the date of issuance, and $1.50 up to the second anniversary of the date of issuance, upon which the warrant will expire.
Closing of each tranche is conditioned upon several factors, including no material adverse change in our financial condition, operations, results of operations or our business since the date of the financial statements included in this report. A copy of the Unit Purchase Agreement is included as Exhibit
99.2  to  this  report.

We are required to register the resale of the common stock issued as part of the Units, and if available, keep a shelf-registration statement effective for such resale for a period of 2 years following the issuance of the Units. We are required to pay all costs and expenses associated with the registration. $50,000 of the proceeds of the sale of the Units has been set aside to cover the cost of the registration. We anticipate that such costs may total $60,000, or more, depending upon the number of comments we receive from the SEC and the number of supplements or amendments we may be required to file. Additional costs must be paid from operating revenue or through additional investments.

We must use the proceeds of the sale in accordance with the following use of proceeds:

Tranche  1  for  proceeds  of  $720,000:
       (i)     $400,000  payable  to  Axess  AG  for  equipment  and  products;
       (ii) $150,000 payable to Silverback Data Management in connection with certain publication services;
       (iii)   $20,000  payable  to  Mark  Adair  for  accrued  compensation;
       (iv)    $125,000  to  the  Company  for  operating  expenses;  and
       (v) $25,000 payable to the investor's legal counsel for preparation of documents related to the sale of the Units and the preparation of the registration statement.

Tranche  2  for  proceeds  of  $520,000:
       (i)     $200,000  payable  to  Axess  AG  for  equipment  and  products;
       (ii) $150,000 payable to Silverback Data Management in connection with certain publication services;
       (iii)   $20,000  payable  to  Mark  Adair  for  accrued  compensation;
       (iv) $25,000 payable to the investor's legal counsel for preparation of documents related to the sale of the Units and the preparation of the registration statement; and
       (v)     $125,000  to  the  Company  for  operating  expenses.

Tranche  3  for  proceeds  of  $360,000:
       (i) $150,000 payable to Silverback Data Management in connection with certain publication services;
       (ii)    $25,000  payable  to  the  Company's  legal  counsel;
       (iii) $50,000 to the Company to be used for marketing materials and activities; and
       (iv)    $135,000  to  the  Company  for  operating  expenses.

In addition, we cannot use any of the proceeds to pay debt to related-parties. As a condition to the foregoing proceeds, related parties and employees were required to accept a total of 350,000 shares of common stock in exchange for $350,000 of outstanding debt. As a result, an additional 350,000 new shares of restricted common stock will be issued on or about November 12, 2003, as satisfaction of $350,000 of debt.

On or about November 12, 2003, we closed the first tranche and issued 576,000 Units (including 576,000 shares of Common Stock) for a total of $720,000. Only $125,000 of the proceeds may be used for our operating expenses. If we receive the second and third tranches as planned, then we do not believe we will need any additional equity investments or loans in order to meet our cash flow needs through December 31, 2004.

If we do not receive the second or third tranches, then we will need to obtain proceeds of approximately $400,000, through other loans or equity investments, in order to meet our immediate cash flow needs.

We have agreed to sell up to 320,000 additional Units for $400,000 (for a total investment of $2,000,000) pursuant to the same terms and conditions, on or before January 31, 2004. There is no guaranty that the additional investment will be made, but if made available, the company is obligated and intends to accept.

GOING  CONCERN

Our independent certified public accountants have stated in their reports included in our Form 8-K/A filed on June 5, 2003 that our Company has negative working capital, lack of operations history, and an accumulated deficit. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. We do not believe our financial statements have improved in a manner sufficient to alter this going concern opinion.

Item  3.  Controls  And  Procedures

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

During the period covered by this report, we engaged the services of Mark Taggatz, a professional investment relations firm, to advise us on complying with Regulation FD and the public disclosure process. Our executives were trained in a seminar at their corporate offices in New York City on correct policies, procedures, and management controls for managing a publicly traded company.

As of the date of this filing, we have adopted a new policy to require each principal officer to complete a questionnaire, prior to filing a report (including this report), regarding the information required to be disclosed herein.

3.     PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  In  Securities

The following charts outline our unregistered sale of common stock and other securities during the three months ended September 30, 2003. Following the charts is an explanation of each such sale.

 COMMON STOCK ISSUED THROUGH PRIVATE PLACEMENTS DURING PERIOD COVERED BY REPORT


NAME OF                DATE OF      DOLLAR        NUMBER OF SHARES     COMMISSIONS
SHARE HOLDER         NOTE ISSUED    AMOUNT         OF COMMON STOCK         PAID
                                                       ISSUED
-------------------  -----------  -----------     -----------------    ------------

Accredited Investor    7/11/2003  $ 20,000.00               20,000     $      2,000
Accredited Investor     8/8/2003  $113,672.50              102,500     $     11,367
Accredited Investor    8/22/2003  $ 60,000.00(1)            60,000(1)  $          -

Total                             $193,672.50              182,500     $     13,367

1)  See  conversion  of  Convertible  Debenture  Table  below.

CONVERSION  OF  CONVERTIBLE  DEBENTURES
---------------------------------------
    NAME OF       DATE OF     ORIGINAL    AMOUNT      SHARES
  NOTE HOLDER      NOTE      PRINCIPAL   CONVERTED    ISSUED
                  ISSUED      AMOUNT
--------------   --------   ----------   ----------   -------
Corvus Holdings  2/27/2003  $150,000.00  $ 60,000(2)   60,000(2)
---------------  ---------  -----------  -----------  -------

2) Such shares were subsequently sold by Corvus Holdings to Jared Fivaz, and are included in the table above.

Common Stock.  During the three months ended September 30, 2003, we sold a total
------------
of 182,500 shares of common stock to three accredited investors for total proceeds of $193,672.50. We paid total commissions of $13,367. In connection with such sales, we relied on the exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933. The foregoing sales were made as part of the same offering begun during the 1st quarter of 2003. Through the nine-month period ended September 30, 2003, we have issued common stock in offshore transactions to a total of nine (9) purchasers residing outside the United States. We did not solicit or publish any advertisement, article, notice or other communication within the United States regarding our intent to make this offering. The stock certificates issued to the purchasers contained a restrictive legend in accordance with Rule 905 and Rule 144. We may receive additional funding from offshore investors under similar terms, and therefore we do not consider this offering to be closed at this time

Convertible  Notes.  During  the  period covered by this report, the holder of a
------------------
convertible note in the original principal amount of $150,000, dated February 27, 2003, converted $60,000 of the balance of such note into 60,000 shares of common stock. Such shares and dollar amount are included in the 182,500 common shares for $193,672.50 mentioned above. The remaining outstanding balance is $90,000.

Item  3.  Defaults  By  The  Company  Upon  Its  Senior  Securities

None

Item  4.  Submission  Of  Matter  To  A  Vote  Of  Security  Holders

None.

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

Item  6.  Exhibits  And  Reports  On  Form  8-K

(a)  Exhibits

10.1 Letter Agreement, amending Employment Agreement with Peter Dermutz, dated August 12, 2003.

10.2 Letter Agreement, amending Employment Agreement with Steve Meineke, dated August 12, 2003.

10.3 Letter Agreement, amending Employment Agreement with John Creel, dated August 12, 2003.

10.4  Purchase  Order  from  Bally's  Fitness

10.5 Letter Agreement with Axess AG regarding security interest in receivables, dated September 29, 2003

10.6  Security  Agreement,  dated  September  29,  2003.

31.1  Certification  of  John  Creel  Pursuant  to  Rule  15d-14(a)

31.2  Certification  of  Steve  Meineke  Pursuant  to  Rule  15d-14(a)

32.1  Certification  of  John  Creel  Pursuant  to  Rule  15d-14(b)

32.2  Certification  of  Steve  Meineke  Pursuant  to  Rule  15d-14(b)

99.1  Press  Release  re:  Bally's  dated  June  4,  2003

99.2  Unit  Purchase  Agreement,  dated  November  12,  2003.

(b)  Reports  on  Form  8-K

Form 8-K/A filed June 5, 2003, containing audited financial statements for Rapidtron, Inc., a Delaware corporation.

Form  8-K  filed  July  15,  2003,  regarding  change  in  auditor.

SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPIDTRON,  INC.,
a  Nevada  corporation

Date:  November  14,  2003



                        By:  /s/  John  Creel
                        ---------------------------------------------
                        John  Creel,  President  &
                        Chief  Executive  Officer


                        By:  /s/  Steve  Meineke
                        ---------------------------------------------
                        Steve  Meineke,  Secretary,  Treasurer  &
                        Principal  Financial  Officer