Form 10KSB
period 2003-12-31
RAPIDTRON INC
filed 2004-03-30
CIK 1125028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                        Commission file number 000-31713

                                 RAPIDTRON, INC
                 (Name of small business issuer in its charter)

                 Nevada                              88-0455472
     (State or other jurisdiction                  (IRS Employer
           of incorporation)                     Identification No.)

          3151 Airway Avenue, Building Q
              Costa Mesa, California                   92626
      (Address of principal executive offices)       (Zip Code)

                     Issuers telephone number  949-798-0652

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act:  Common
                                      Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [x]

Issuer's revenues for its most recent fiscal year:  $945,605.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 25, 2004, was approximately $17,447,000 based upon the closing price of the Registrant's Common Stock on such date.

There were  20,269,514 shares of Common Stock outstanding as of March 25, 2004.

Documents incorporated by reference. Our annual, preliminary proxy solicitation on Schedule 14A is incorporated herein by reference in Items 5, 9, 10, 11, 12, 13 and 14.
Transitional Small Business Disclosure Format (Check one): Yes     ; No   X
                                                              -----     -----

TABLE OF CONTENTS

Item 1.    Description Of Business . . . . . . . . . . . . . . . . . . . . . . 2

Item 2.    Description Of Property . . . . . . . . . . . . . . . . . . . . . . 8

Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . 8

Item 5.    Market For Common Equity, Related Stockholder Matters and Small
           Business Issuer Purchases of Equity Securities . . . . .. . . . . . 8

Item 6.    Management's Discussion And Analysis or Plan of Operations. . . . . 9

Item 7.    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .23

Item 8.    Changes In And Disagreements With Accountants On Accounting And
           Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .25

Item 8a    Controls And Procedures . . . . . . . . . . . . . . . . . . . . . .25

Item 9     Directors And Executive Officers of the Registrant. . . . . . . . .25

Item 10.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .25

Item 11    Security Ownership Of Certain Beneficial Owners And
           Management And Related Stockholder Matters. . . . . . . . . . . . .25

Item 12    Certain Relationships And Related Transactions. . . . . . . . . . .25

Item 13.   Exhibits And Reports On Form 8-K. . . . . . . . . . . . . . . . . .26

Item 14.   Principal Accountant Fees And Services. . . . . . . . . . . . . . .26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

We are headquartered in Costa Mesa, California, and we intend to become the leading provider of Radio Frequency ("RF") smart card access control and ticketing/membership systems by providing the premier technology for operator-free entry and exit turnstiles.

We are currently the exclusive North American distributor for Axess AG, an Austrian developer and manufacturer of software and equipment for entry and exit control utilizing bar code and Smart chip technology. The equipment consists of cards, card readers, turnstiles, radio frequency emitters and other equipment which may be identified as useful in a particular market. Axess AG manufactures some of the equipment components and assembles others manufactured by various European vendors. Axess AG has installed its RF smart card technology in over 2,000 smart access gates and 1,000 point-of-sale systems to transit companies and vacation resorts in Europe.

We provide a portion of our own marketing research and contract additional marketing research from Equus Marketing (a related party), sales, installation, software integration and customer service for products purchased from Axess AG and sold under the Rapidtron brand name. We have sold turnstiles with readers, door, counter and handheld readers manufactured by Axess AG to the fitness, university, and winter resorts industries in North America utilizing two technologies, RF smart chip (ISO standard smart cards, key cards and ID bracelets) and bar code tickets. The RF smart cards are contactless with multilevel read/write capabilities for debit/credit, affinity/loyalty programs, access, parking, and doors. The bar code tickets are an inexpensive, read only medium for access operations.

In Europe, Axess AG provides a complete software package as part of the system it sells. In North America the resort, fitness and university markets prefer to buy their software solutions separately and do not purchase turnkey solutions as they often customize the software for their individual enterprises. We develop the interface software and own the rights to these interfaces.

We are currently selling the access products to fitness clubs, winter resorts and universities. We continue to work with Axess AG to research and develop new products for these industries and other markets in North America.

Principal products and services and their markets

We distribute the access control systems manufactured by or on behalf of Axess AG. We have an exclusive distribution agreement for the North American market with Axess AG. We sell, install and service all North American installations for Axess AG. Axess AG developed and manufactured these systems based in part on our market research completed over the past six years. These systems are versatile and read either bar code or RF smart cards and other media (tags, ID bracelets, etc.). This dual capability allows a venue to issue and re-issue numerous types and durations of access privilege cards.

Bar code tickets and cards are commonly found in grocery stores where they are read at check-out counters. Bar code tickets and cards are also common at fitness clubs where they are checked by operator-assisted manual scanning done at front desk entry, and athletic and amusement venues where tickets are manually checked, or manually scanned by staff members at entry to the arena or amusement park.

RF smart cards, a technology that has been in existence since 1988, but primarily in Europe, incorporate an antenna and a 2K memory chip and microprocessor laminated between two plastic sheets. Our RF smart cards provide passive contact-less identification technology. These cards require no electrical contacts, or visual contact. Our RF smart cards operate in harsh environmental conditions such as skiing at winter resorts in extreme temperatures. They also provide hands- free operation at the turnstile, as the long range antennas can read the cards in the pockets of the skier without being removed and placed near the reader. Our RF smart cards have read/write memory, which means the card, when read by one of our RF ID readers, can read the data on the card, debit (points or cash) and write new data in addition to the value stored on the card.

Our RF smart card is passive, which means it is powered by the reader field, unlike an active card (transponder) with a battery. Our card and reader has a reading range of 10 to 120 centimeters. This allows the card to be utilized for hands-free operation. The range of 10 to 120 centimeters is totally dependent on the size of the antenna. Our indoor system of satellite readers provides proximity reading of smart cards at a range of up to 10 centimeters, and our resort systems with long range antennas can read cards at a range of up to 120 centimeters for hands free operation. The Rapidtron smart Card utilizes a 13.56 MHZ transponder for fast communication speed. We currently utilize the ISO 15693 standard chip.

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

Our proven technology has been in operation for five years with approximately 2,500 access and 1,500 point of sale systems in Europe and North America. The European installations were sold, installed and serviced by Axess AG.

The products sold by Axess AG in Europe include a "turnkey" software solution that integrates the access control equipment with the home office software used by the customer to manage its consumer information. In North America, our Axess AG products include an open architecture software that allows us to customize the integration software that communicates between the access control equipment and the customer's home office. We recently acquired a COM DLL integration software developed exclusively for us by a Canadian software company, and we intend to sell this, together with the Axess AG equipment, in all of our markets. This integration software makes it easy for our customers to integrate their existing operating software with the software used in the smart card turnstile system. This will allow them to begin using the turnstiles to automatically communicate to their main computer program they used prior to purchasing our system. Because it is a COM DLL software, the customer can change parts of its operating software or update the software used in the smart card turnstile system without requiring a reconfiguration of either software.

We have and continue to research the North American market for applications of the Axess systems and report back to Axess AG's research and development department regarding what changes in software and equipment are required to met the needs of specific industries. We have defined the following three industries that we are currently targeting: (1) fitness, (2) winter resorts, and
(3) universities.

We have established a presence in the North American marketplace by providing the smart card access control systems manufactured by Axess AG to Copper Mountain in Colorado and Park City Resort in Utah, and the bar code system to the University of California, Berkeley, and several leading fitness clubs. We anticipate to have additional orders from Park City, Copper Mountain, UC Berkeley, and several other winter resorts and fitness clubs in 2004.

Axess AG has developed a prototype for us to sell in these markets. Rapidtron and Axess AG selected Beta sites to test the new product under agreements with Rapidtron. We strive to contract with industry leaders to perform the Beta testing. Concurrently with the testing of the Beta sites, Rapidtron markets the new product to key players in the market, identified by Rapidtron during its market research phase. Rapidtron sells the products and provides customer service support for both the equipment and the software, some of which is provided through its distribution agreement with Axess AG, and some of which Rapidtron provides directly.

We develop and provide a software interface between the entry and exit equipment and the customer's back office software. Historically, we provided the interface software through third-party vendors under contract with Rapidtron. Recently, we acquired a COM DLL software interface from a Canadian company that developed the COM DLL exclusively for Rapidtron. The COM DLL can be used for integration in the fitness industry.

After successfully testing in the market at the Beta sites mutually agreed upon by Rapidtron and Axess AG, we launch our marketing programs at the next major trade show. Prior to the trade show, we provide information to the market through advertising, public relations programs and our web site. We develop and publish marketing materials such as brochures and manuals specific to each industry. We train sales representatives working directly with Rapidtron or through agreements with outside agencies. We educate the sales representatives about our product benefits and the estimated return on investment based upon our market research.

We then sell the products and provide customer service support for both the equipment and the software, some of which is provided through our distribution agreement with Axess AG, and some of which Rapidtron provides directly. We also plan to sell service contracts in the future to large customers with several options including full service with parts, software support and yearly visits.

Distribution methods of the products or services

All our products and services are currently sold through commissioned sales representatives or direct selling. We currently have 26 commissioned independent sales representatives.

We issue purchase orders to Axess AG, which delivers the equipment FOB place of shipment. We generate our orders based upon the orders generated and sales forecasts that are made based on leads generated at trade shows and mailers. Our orders are updated monthly.

We receive shipments from Axess AG, assemble them with addresses and make other modifications as required by each order. We then ship the products to the customer with an accompanying packing slip and invoice to each location as specified. We coordinate and provide installation of the equipment and software for a fee, or for large clients, we provide the integration software and training so the customer can provide their own installation service.

As part of our distribution process, we develop plans for software (firmware) and equipment and the manufacturing of smart cards and assembly of the access control products, primarily indoor and outdoor turnstiles and bar code and smart card readers.

New product or service development

Our product and service development strategy is to present solutions and programs that create new functionality and revenue opportunities for us and our customers. We recently developed and installed our new automatic ADA (Americans with Disabilities Act) gate and automatic, drop arm (panic) release turnstile at the University of California, Berkeley.

We are in the process of developing a platform that may create new revenue opportunities to fitness centers and other potential industries by using our smart card with an e-purse and debit back office system. Our secure smart card technology could be programmed to act as a debit card, which allows members to use their admittance card for purchases at health clubs. We have presented our smart card platform to four large fitness chains in the past four months, and plan to evaluate and test the concept in one or more health clubs. To be successful, we will need to demonstrate that the benefits of our smart card platform, including data management, revenue potential and member acceptance, outweigh the cost associated with switching from an inexpensive bar code card legacy systems.

Since September 11th, there has been renewed interest in biometric technology for admittance and other uses. We are currently testing both finger scanning and face recognition for use in tandem with smart cards. This could increase processing speed and the accuracy of the biometric technology, the primary barriers for commercializing this technology. Our system is designed and engineered to accommodate new advances and additions such as biometrics to help mitigate this problem and allow our clientele to constantly upgrade as required or desired.

Competition

We have focused on two main niche markets in lifestyle, and active sports, namely Fitness and Winter Resorts. We know of only one competitor in the winter resort market, Ski Data. As of the date of this annual report, we believe that Ski Data has not successfully interfaced with any of the ski slope software providers in North America. We have successfully interfaced with all three providers (Comptrol, Siriusware and RTP), which resulted in the sale to Copper Mountain (Siriusware) and Park City (RTP).

We believe we offer the broadest range of products with access readers and turnstiles offering both smart and Bar Code technology in the North American fitness market. We also believe that we are the only company in the fitness market that has developed a product that successfully interfaces with the seven leading software management providers in the fitness industry, Aphelion, ASF, CSI, Check Free, Twin Oaks, Computer Outfitters and CSI.

The transit industry has several large access system providers, who are primarily magnetic stripe based but are now offering smart Card systems as well.

Our partner, Axess AG, has been successful in installing its access platform in most of the large winter resorts in Europe over the past five years and has approximately 2,000 access systems and 1,000 POS (point of sale) stations in operation.

Principal supplier and sources and availability of raw materials

We sell, install and service all North American installations for Axess AG. Axess AG boxes and ships the products according to orders placed by Rapidtron. We have an exclusive agreement with Axess AG for North America in the markets we service and the option for additional markets as the opportunities arise. Our agreement with Axess AG expires upon the last day of April following at least 12-months advance written notice. No notice to terminate has been delivered by either party to date. Axess AG has its own printing and assembly plant for four color bar code tickets and RF smart cards. Axess AG orders RF chips primarily from Texas instruments (ISO 15963) and laminates them to a special plastic that will not delaminate at extreme temperatures for the winter resort industry. Axess AG can print four colors on both sides and have a special coating on the reverse side to accept thermo printing so that the client can erase printing while reprogramming the smart card using the Axess AG printer.

Axess AG has the manufacturing capabilities to meet the growth projected over the next five years and has not experienced problems in sourcing raw materials in five years of production. Rapidtron has additional resources available to meet other product needs as the markets develop.

Dependence on one or a few major customers

During the year ended December 31, 2003, approximately 54% of our sales were derived from sales to two major customers, Bally Total Fitness and Park City. Our strategy is to develop a mix of markets and clients that will reduce our dependence on any one major customer.

Distribution Agreement

Rapidtron Delaware entered into an exclusive distribution agreement dated May 6, 2000 with Axess AG. The term of the agreement is open-ended, but either party may terminate the agreement at the end of April of any year following at least 12-months advance written notice. We had the following minimum purchase obligations under the agreement, which have been met or waived:

May 2000 - April 2001     $500,000

May 2001 - April 2002     $2,000,000

May 2002 - April 2003     $3,000,000

Under the terms of the distribution agreement, we have the exclusive right to market Axess AG access control systems in North America to the transportation, fitness club, amusement park and ski resort industries and to universities and colleges. Axess AG agreed to assist us with our marketing efforts and to provide us with technical assistance and support.

Government approval of principal product

Axess AG supplies Rapidtron its Radio Frequency (RF) readers and long-range antennas (AX400 series). As part of our agreement and contract with Axess AG, they are responsible for passing all standards required by the Federal Communications Commission (FCC).

The FCC regulates our RF readers and long-range antennas for health and safety issues and to prevent interference with other radio frequency uses such as airports, cell phones and traditional radios. Testing laboratories (sometimes referred to as underwriting laboratories) are accredited by the FCC to conduct tests required for FCC approval, and to grant the approval subject to FCC review. Axess AG is preparing test equipment for Rapidtron to submit to a local accredited underwriter laboratory for review and documentation including pictures. Our personnel with technical support from Axess AG will be on hand through the testing process until final approval is reached (a process of one to two days). We will receive this equipment in the next two months. The required equipment we will submit for testing is our long-range radio frequency antenna with accompanying reader. Austria and the European Union have similar regulations. Axess AG has passed all European standards with an accredited testing laboratory in Vienna. We expect to receive approval in the United States in about four months.

We must also meet governmental standards applicable to general consumer and industrial products covering issues such as what temperature does a product become combustible (fire) and if the product can explode if dropped from a set minimum height. There is a common standard acceptable by all European agencies. Our complete system of turnstile, reader, power supply and antenna is also in the process of passing the underwriter laboratory's standards for fire, explosion and drop damage in Austria. This underwriter laboratory has been accredited by the U.S. government for testing, documenting and issuing approvals for regulations set by the government. When approved, our test results are forwarded to the respective governmental agency and is automatically approved unless notified of a problem. Canada and the U.S. have reciprocal agreements that will accept the results of the underwriter laboratory, and therefore, our products will meet the government requirements once we have met the standards set by the underwriter laboratory.

Most of the equipment we have sold to date utilizes the bar code scanner and not the RF reader, and therefore is not subject to FCC regulations. We have very few RF antennas in operation unlike Europe that is almost completely RF. If the RF products cannot pass the tests after all changes have been tried, we will have to cease and desist from selling the RF product and remove all current products in use until we can produce a new unit that can pass. Rapidtron has sold only 23 long-range RF antennas to date and will not be selling more until October 2004, when we will have passed all tests. If we had to remove and change the current antennas the costs to replace and re-install would be about $23,000. Axess AG would participate in the cost, depending upon the problem.

The equipment we sell has been in use for nine years in Europe without any problems arising from customers and employees passing through the entries and exits where the equipment and specifically the RF antennas are placed. As a result, we do not anticipate any problem with meeting the U.S. government standards for safety.

Research and development

We have spent approximately $207,000 for software development and $8,000 for product development since our inception in January 2000, none of which are directly or indirectly borne by any existing or future clients. We hope to be able to allocate up to 5% of our operating expenses to additional software development and interface expenses with outside software suppliers over the next 12 months.

We continue product review and research through the year and report our findings to Axess AG for review and implementation. Rapidtron's management makes quarterly visits to Axess AG to promote efficiency and coordinate all programs of marketing, product development, pricing and manufacturing.

Axess AG's process starts with product specification, development and testing. Our product development process also includes styling and manufacturing cost analysis. After considerable testing and analysis, we order the various components that have been successfully tested. An outside vendor under contract with Axess AG mills the turnstile and reader heads. Axess AG then assembles all components for a finished product and quality control tests every order before shipping to Rapidtron.

The software development is an on-going process, and Rapidtron tests the software with the equipment on a regularly scheduled basis.

Employees

We currently have 9 full time, 4 part time employees and 26 commissioned sales representatives. We anticipate the need to hire additional staff, continue development and refinement of its operations to meet customer needs. We may hire between three to five new employees, a CFO, a software and hardware support technician and one to three software engineers during the next 12 months.

ITEM 2.     DESCRIPTION OF PROPERTY

We lease our principal corporate and executive offices at 3151 Airway Avenue, Building Q, Costa Mesa, CA 92626. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

Neither we nor any of our property are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of securities holders during the Fourth quarter.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECUTITIES

Our common stock is quoted on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information. Our common shares commenced trading in April 2001.

The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the NASD were as follows:

        PERIOD                          HIGH    LOW

        2003
        First Quarter
        Second Quarter                  $2.08  $1.38
        Third Quarter                    2.10   1.83
        Fourth Quarter                   2.12   1.30
                                         1.62   1.21

        2002
        First Quarter                    0.81   0.60
        Second Quarter                   0.93   0.60
        Third Quarter                    1.33   0.54
        Fourth Quarter                   1.33   0.77


The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of March 26, 2004, we had 20,819,514 shares of common stock issued and outstanding, held by 124 registered shareholders.

The declaration of dividends on our shares is within the discretion of our board of directors and will depend upon the assessment of, among other factors, results of operations, capital requirements and the operating and financial condition of Rapidtron. The Board has never declared a dividend. At the present time, we anticipate that all available funds will be invested to finance the growth of our business.

                               Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------
                                                                           Number of securities
                                                                         remaining available for
                                                                          future issuance under
                       Number of securities to      Weighted-average       equity compensation
                       be issued upon exercise     exercise price of         plans (excluding
                       of outstanding options,    outstanding options,   securities reflected in
      category           warrants and rights      warrants and rights          column (a))
                                 (a)                      (b)                      (c)
=====================  ========================  ======================  ========================
Equity compensation
plans approved by                             0                    n/a                       n/a
security holders
---------------------  ------------------------  ----------------------  ------------------------
Equity compensation
plans not approved by                 2,382,000  $                 1.16                11,090,000
security holder
-------------------------------------------------------------------------------------------------

As a result of current trading prices, our common stock may be subject to the penny stock rules under the Securities Exchange Act of 1934. Unless an exemption from those rules is available, broker-dealers making a market in the common stock will be required to provide disclosure to their customers on the risks associated with the common stock, its investment suitability for the customer, information on bid and ask prices for the common stock and information about any compensation the broker-dealer will receive for a transaction in the common stock. The application of these rules will likely reduce market-making activities in the common stock by impairing its liquidity.

Information regarding our existing securities authorized for issuance under equity compensation plans is set forth in our Preliminary Proxy Solicitation on
Schedule 14A, filed with the Securities and Exchange Commission on March 30, 2004, which is hereby incorporated by reference.

Information regarding the unregistered sale of securities during the three-month period ended December 31, 2003, is set forth in Item 15 of our Registration Statement on Form SB-2, filed with the SEC on February 5, 2004, which is hereby incorporated by reference.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENTS

This year-end Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Year-end Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions and intense competition, including intensification of price competition and the expansion of competition in providing end-to-end product and system solutions as more fully described in management discussion in this report. This report on Form 10-K contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements.

CORPORATE HISTORY

Rapidtron, Inc., a Nevada corporation, was formerly known as The Furnishings Club and was formed March 22, 2000, with the intent to be an online retailer of furniture and home accessories. However, as a result of the difficulty in raising additional working capital to execute the business plan, the company abandoned its plan of operation and sought to acquire another business.

On September 30, 2002, we changed our name to Rapidtron, Inc., a Nevada corporation, in anticipation of a merger with Rapidtron, Inc., a Delaware corporation ("Rapidtron Delaware"). We closed the acquisition of Rapidtron Delaware on May 8, 2003. Immediately prior to the acquisition, we had 20,000,000 shares authorized and 19,993,752 shares of common stock issued and outstanding. Pursuant to the acquisition, all of the 10,052,000 issued and outstanding shares of Rapidtron Delaware (including 128,000 shares for the settlement of accrued salaries) were exchanged for 9,600,000 shares of our company on a 0.955 to 1 basis. Concurrent with our acquisition of Rapidtron Delaware, 13,943,750 shares of our common stock were cancelled. As a result, immediately after the acquisition, we had 15,650,002 shares of common stock issued and outstanding.

Immediately after the acquisition, the officers and directors of the Company resigned and management of Rapidtron Delaware took control of such positions, therefore effecting a change of control. As a result, the transaction was recorded as a "reverse merger" whereby Rapidtron Delaware was considered the accounting acquirer as it retained control of the company after the merger. However, legally Rapidtron Delaware became a wholly-owned subsidiary of the company after the acquisition. Since The Furnishings Club's continuing operations and balance sheet are insignificant, all financial data and management, discussion and analysis are those of Rapidtron Delaware, before and after the acquisition.

OVERVIEW

We, through our wholly-owned operating company, Rapidtron Delaware, specialize in providing solutions for Automated Access. We provide access control and ticketing/membership systems to the fitness, winter resort, amusement, transit industries and universities in North America. Our system facilitates rapid operator-free customer or member entry and exit through automated turnstiles or portals and optional hands-free entry. This means our unique system provides customers and members automated access control to enter and exit facilities such as fitness clubs, university recreational centers, or access to a ski lift.

Our system and readers have open architecture, which allows for an easy interface with the existing back-office computer software of the targeted venues and marketplaces in which we sell and serve. Our readers communicate data to and from the computer software existing in the customer's back office for managing information related to membership validation required for access, and other information desired by the client. We have accomplished interface solutions with many major software providers to the venues in which we sell and service (for example, in Fitness - Aphelion, CSI, Check Free, Twin Oaks, ASF and Computer Outfitters; and in Resorts - the three major providers, Comptrol, RTP and Siriusware). We have completed a new software interface, COMdll that provides the software provider a faster and easier interface than before and are continuing to invest and accomplish interface solutions with software providers through investment in software programming with software provider companies to allow our system to be compatible with a large customer base.

Our system is versatile and reads either bar code or RF Smart cards or other media (tags, ID bracelets, etc.). This dual capability allows a venue to issue and re-issue numerous types and durations of access privilege cards. Bar code tickets and cards are commonly found in grocery stores where they are read at check-out counters. Bar code tickets and cards are also common at fitness clubs where they are checked by operator assisted manual scanning done at front desk entry, and athletic and amusement venues where tickets are manually checked, or manually scanned by staff members at entry to the arena or amusement park. RF Smart cards, a technology that has been in existence since 1988, primarily in Europe, incorporate an antenna and a 2K memory chip and microprocessor laminated between two plastic sheets. Our RF Smart cards provide passive contactless identification technology. These cards require no electrical contacts, or visual contact. Our RF smart cards operate in harsh environmental conditions such as skiing at winter resorts in extreme temperatures with hands-free operation at the turnstile, as the long range antennas can read the cards in the pockets of the skier without being removed and placed near the reader. Our RF Smart cards have read/write memory, which means the card, when read by one of our RF ID readers, can read the data on the card, debit (points or cash) and write new data in addition to the value stored on the card.

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

Our technology has been in operation for five years with over 2,500 access and 1,500 point of sale systems in Europe and North America. The European installations were sold, installed and serviced by AXESS AG, our supplier. We have an exclusive Distribution Agreement for the North American market with AXESS AG. We sell, install and service all North American installations for Axess AG.

The following analysis of our operations refers primarily to those in the fitness, winter resort, amusement, and universities, which constitute the majority of our business activities.

CRITICAL ACCOUNTING POLICIES:

Our significant accounting policies are outlined within Note 1 to our December 31, 2003 and 2002 Financial Statements contained elsewhere in this annual report. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities.

We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION POLICY

We recognize revenues when all of the following criteria have been met:

     -     persuasive evidence of an arrangement exists,

     -     delivery has occurred,

     -     the fee is fixed or determinable, and

     -     collectibility is reasonably assured.

Generally, these criteria are met when we deliver our products to our customer.

In accordance with Statement of Financial Accounting Standards ('SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and current industry trends and estimated costs. Such reserve was immaterial to the operations of the Company.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." Such costs incurred by the Company are immaterial to the operations of the Company.

     Foreign Currency Transactions

We record all transactions with our foreign supplier, Axess AG, in accordance with SFAS No. 52, "Foreign Currency Translation." All invoices received from Axess AG are denominated in Euros. When an invoice is received, we translate these amounts to US Dollars at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange gain or loss results.

Additionally, we compute a foreign exchange gain or loss at each balance sheet date on all recorded foreign transactions that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred (the invoice date), and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current operations.

     Accounts Receivable

We periodically review the collectability of our accounts receivable balances. Where significant doubt exists with regard to the collection of a certain receivable balance, an allowance and a charge to the statement of operations is recorded. Allowances for doubtful accounts are based on estimates of management. At December 31, 2003, we had allowances for doubtful accounts of approximately $20,000.

     Product Warranties

We warrant our access systems for a period of one to two years for all hardware and 1 year for readers and scanners. Axess AG warrants our equipment for one
year.  We have seen no significant product warranty issues to date.   As the
types of services or replacements provided during the warranty period may vary, costs related to our warranties may exceed the amount of our reserve.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002. The Company is complying with SFAS No. 146.

SFAS No. 147 relates exclusively to certain financial institutions, and thus does not apply to the Company.

In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's consolidated financial statements.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this pronouncement amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is complying with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company has determined that it does not have any interests in any SPEs, and management is currently evaluating the other effects of FIN No. 46 (as amended) on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RESULTS OF OPERATIONS

THE TWELVE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2002.

     Revenue

During the twelve months ending December 31, 2003, we had revenues of $945,605, a decrease of $739,661 (43%) from the $1,685,266 for the same period in fiscal year 2002.

For the twelve month period ended December 31, 2003, the $739,661 decrease in our sales revenue was due entirely to the lack of sales in 2003 from the transit market, specifically the Las Vegas Monorail Project, more fully described below. The Las Vegas Monorail Company has chosen to go to magnetic stripe technologies to integrate with the existing system in place with the RTP bus transit system, and will consider an upgrade to smart card systems in the future.

Bombardier is the supplier of the monorail and fare box collection system to the Las Vegas Monorail Company (LVMC). Bombardier conducted 1 1/2 years of due diligence on our equipment and system and awarded us the contract for a smart card only Fare Collection System in December 2001. The Las Vegas Monorail Company decided to integrate with the Rapid Transit Company, the bus line in Las Vegas, which then required the fare system to utilize a magnetic stripe rather than a smart card in order to integrate their existing system. We fulfilled all the requirements of the first phase of the contract resulting in earning the revenue in 2002 of approximately $1,350,000, but with the change to magnetic stripe, Bombardier was forced to cancel the contract with Rapidtron. We still have an opportunity to provide our RF smart card in the future as an upgrade to the LVMC. The decrease in transit sales in 2003 is related to the loss of the LVM contract which was partially offset by the increase in fitness sales of approximately $600,000.

We have chosen to focus our sales efforts on fitness clubs, winter resorts, and universities and colleges, niche markets where our system has penetrated key venues with notable installations such as two national fitness club chains, Park City Resort, Utah and Copper Mountain, Colorado, well-known four-season resorts, University of California, Berkeley and University of California, Los Angeles, two leading United States universities. We targeted these specific customers due to their leadership position in each of their industries and the potential for sizeable revenues related to their individual contracts and future contracts. We have structured our sales, marketing and service around these 3 markets - fitness clubs, universities, and winter resorts, while continuing to explore opportunities in amusement such as auto racing and sports arenas. In this regard, we increased our focus in selling to the leading fitness chains in the third and fourth quarter of 2003. We had follow-up meetings in the fourth quarter of 2003, resulting in the order for 125 installations described below, and we are scheduled to have additional meetings in 2004 with national fitness chains. Following our installation at UCLA John Wooden Center, we will increase our presence and contact to universities in presentations to a combined targeted group of approximately 350 universities. In the winter resort market, we have expanded our presence with more installations at Park City, Utah, and plan to intensify our selling effort with focused selling efforts in early 2004, trade-show attendance in the East and West United States followed by face to face selling in the first and second quarters of 2004 for the 2004/2005 season. As of December 2003, we have recruited and hired Chris Perkins as Vice President of Winter Resort Sales to intensify our selling efforts to ski resorts in North America. For the past 14 years, Chris worked as the lead sales executive for Bombardier, selling to and developing strong relationships with ski resort management in North America. We expect increased sales in each of the three targeted venues of fitness clubs, universities, and winter resorts throughout 2004.

We expect to modestly increase our revenues in the targeted venues of fitness clubs, winter resorts, and universities in the first quarter of 2004, and to significantly increase our revenues in the targeted venues in the upcoming 12 months. We base these revenue growth expectations on the assumption that the successful sales, installations, and operation of our Rapidtron systems to date with industry leading customers in targeted venues will result in other customers within each venue emulating the leader in making their purchase decisions. For example, our Rapidtron system has now been operational in 50 locations with a national fitness club with 80 more scheduled over the next three months, and we expect to continue to expand in the club's other locations over the next 12 months. In the twelve months of 2003, we received approximately forty percent (40%) of our gross revenue from this single fitness club chain. We expect to continue sales to this club in 2004, and we have meetings scheduled during the first quarter of 2004 with five other leading companies in the fitness industry. As a result of these meetings, we hope to increase and diversify our gross revenue received through sales in the fitness industry. As of December 31, 2003, we have finalized and signed purchase orders with a major national fitness chain and another leading fitness chain to purchase and install a total of 125 Rapidtron systems in the first five months of 2004. In addition, one of the chains has agreed to move forward with 25 installations and a beta testing of the smart card in one of their clubs early in 2004. These commitments will result in gross revenue of approximately $1.5 million for the five-month period ending May 31, 2004. Some locations require platforms, an automated rather than our standard manual Americans with Disability Act (ADA) gate and multiple readers due to the size of the club. Our equipment offerings are flexible, allowing us to handle different club needs and configurations.

Our Rapidtron system has been operational at Copper Mountain since November 2001 and Park City, Utah since November 2002, with an expansion scheduled for the 2004/2005 season. In the twelve months of 2003, we received 17% of our gross revenue from sales to one winter resort. We expect continued sales to Park City in 2004, and we are in discussions with Copper Mountain for additional orders in the second quarter of 2004. We are in discussions with several other major winter resorts that we hope will result in increased sales in the winter resort industry. Our Rapidtron system has been operational at University of California, Berkeley since May 2002 and UCLA since October 2003. In the twelve months of 2003, we received less than ten percent (10%) of our gross revenue from sales to these universities. Historically, we provided the interface software through third-party vendors under contract with Rapidtron. Recently, we acquired a COM DLL software interface from a Canadian company that developed a COM DLL software interface exclusively for Rapidtron. This COM DLL can be used to integrate our systems with back-end office platforms used in the fitness industry.

Actual results may differ from our expectations as a result of delay in sales to the customers in the targeted venues.

     Gross Profit

For the twelve months ending December 31, 2003, our gross profit for the period was $143,944, compared to gross profit of $913,583 for the same period of the preceding year. This represents a decrease of $769,639 from the same period of the preceding year. The decrease in gross profit is primarily due to the result of the drop in sales resulting from the cancellation of the Las Vegas monorail project and the unfavorable foreign currency exchange rate of the euro to the dollar.

We expect to improve our gross profit through increased sales in the targeted venues of fitness clubs, winter resorts, and universities in the targeted venues in the coming 12 months based on the same assumptions identified in our discussion of revenues above. In the first and second quarter of 2004, the majority of our sales will be generated from fitness accounts with resort sales increasing with third and fourth quarter installations at winter resorts. The unfavorable currency variance of the US Dollar to the Euro continues to negatively impact gross profit margins in 2003 due to our purchasing from a European supplier. We expect the unfavorable currency variance of the US Dollar to the Euro to continue in 2004, and to continue to negatively impact gross profit margins due to our plan to continue purchasing equipment, readers, and
cards from our European supplier.   Research and development and re-engineering
of our equipment with Axess AG are currently underway to enhance our system. We expect these enhancements to reduce our costs and thereby improve margins. We expect to see the benefits of these enhancements in 2004.

Actual results may differ from our expectations as a result of delay in sales revenues, and gross profit from those revenues to the customers in the targeted venues.

     Operating Expenses

For the twelve months ending December 31, 2003, our selling, general & administrative expenses totaled $2,903,853, an increase of $1,555,105, or 115%, from the $1,348,748 incurred during the same period of the preceding year. The majority of the increased expenses is related to increases in professional fees related to the reverse merger, financing, and new accounting and legal requirements related to public reporting. The professional fees increased from $371,000 in 2002 to $1,619,000 in 2003, an increase of $1,248,000. The increased professional fees are due to the following: 1) $500,000 increase in financing commissions, 2) $54,000 increase in accounting fees, 3) $184,000 increase in legal fees, 4) $233,000 increase in investor and public relations, 5) $60,000 increase in outside marketing services, and 6) $94,000 increase in other professional fees. A majority of the increased professional fees in 2003 were related to one time expenses for the reverse merger and financing activities.

We expect operating expenses in the ordinary course of business (not taking into consideration the one time expenses related to the reverse merger and financing of approximately $1,000,000) to increase modestly over the next 12 months as a result of operating, marketing, selling, service and sales commission expenses related to increased revenues in the fitness club, winter resort, and university. The commissions paid to independent sales representatives are less than 1% of selling, general and administrative expenses during the year ended December 31, 2003; however, they will increase as a percentage of sales in the coming quarter, and 12 months.

Actual results may differ from our expectations, and operating expenses will continue to secure and may precede sales to the customers in the targeted venues.

     Loss From Operations

The loss from operations for the twelve months of fiscal 2003 was $2,759,909 compared to a loss from operations of $435,165 in the same period in the prior year.

The loss from operations for the twelve months ended December 31, 2003, was primarily the result of the following (a) reduction in transit sales, (b) a delay in roll-out of fitness club sales caused by our customers' software suppliers delaying the completion and implementation of the software interface that allows our system to work effectively with the customers back office software, and (c) increase in professional fees and salary costs. Software interfaces with all major software providers in the fitness and resort industries have now been completed.

We expect the overall loss from operations to decrease over the next 12 months as a result of increases in revenues and gross margin related to those sales. Actual results may differ from our expectations if we experience delays in sales revenues from installation as we expect to continue to incur operating expenses related to marketing to customers in the targeted venues.

     Interest Expense

Our interest expense for the twelve-month period was $80,801. In the same period of the preceding year, our interest expense was $32,677.

The increase in interest expense in the twelve months was primarily the result of higher debt to related parties. At December 31, 2003, we owed $324,269 on notes due to related parties, compared to $820,923 at December 31, 2002.

Additionally, we borrowed approximately $1,780,000 during the twelve months ended December 31, 2003, and made re-payments through cash and equity instrument issuances of approximately $2,280,000 during such period. We expect interest expense to decrease over the twelve-months as a result of debt repayments and conversion of debt to equity. Actual results may differ from our expectations as a result of taking on additional debt necessary to finance operations, if we do not meet sales expectations.

     Assets and Liabilities

At December 31, 2003, we had total assets of $1,055,243 compared to total assets of $443,312 at December 31, 2002. Cash was $84,256 as of December 31, 2003, up from the $10,835 cash balance as of December 31, 2002. For the twelve-months ended December 31, 2003, cash used in operations was $2,698,712; cash used in investing activities was $3,941; and cash provided by financing activities was $2,776,074, with net increase in cash during the current period being $73,421.

Our net accounts receivable were $317,387 at December 31, 2003, an increase of $238,228 (300%) from the $79,159 at December 31, 2002. The increase in accounts receivable is primarily due to new customers in the fitness club industry that began doing business with us in July 2002.

Our net inventories increased $305,766 (121%) during the twelve-months ended December 31, 2003, to $558,202, from the $252,436 at December 31, 2002. A majority of the increase in inventory is due to purchases to support shipments scheduled to fitness customers.

Our net fixed assets totaled $15,342 at December 31, 2003, compared to $13,070 at December 31, 2002. Our purchases of fixed assets totaled $10,026 during the current period, while our depreciation totaled $7,754 resulting in a net
increase in fixed assets of $2,272.   The majority of fixed asset purchases were
related to computer equipment purchases.

Our total liabilities at December 31, 2003 were $1,423,636, a decrease of $611,632 (30%) from the $2,035,268 at December 31, 2002. Our accounts payable and accrued liabilities totaled $1,004,511 at December 31, 2003, a decrease of $38,100 (4%) from the $1,042,611 at December 31, 2002. There was a decrease in accounts payable of $59,137 and an increase in accrued liabilities of $21,037. Our payables decreased as a result of paying vendors for products purchased to support sales and inventory for fitness clubs from the proceeds of debt financing, and the accrued liabilities increased as a result of establishing a warranty reserve and increased customer deposits, netted against accrued salary repayments.

Our accrued payroll totaled $96,164 at December 31, 2003, compared to $135,687 at December 31, 2002. On December 31, 2003, $126,750 of the accrued salaries was paid in kind with common stock at $1.00 per share, reducing total accrued salaries at year-end 2003 to $96,164. Our accrued interest payable, which is included in accounts payable and accrued liabilities, was $6,674 at December 31, 2003, a decrease of $3,232 from the $9,906 at December 31, 2002.

Our notes payable and other debt totaled $331,780 at December 31, 2003, a decrease of $492,702 (60%) from the $824,482 at December 31, 2002. Our total notes payable were reduced by the conversion of several notes payable to equity at the close of the merger in May 2003. Prior to year end and as a condition to the amended Unit Purchase Agreement (see discussion below), related parties and employees were required to accept a total of 348,334 shares of restricted common stock in exchange for $348,334 of outstanding payables and debt. As a result, we issued an additional 348,334 new shares of restricted common stock on or about December 31, 2003, in satisfaction of $348,334 of payables and debt, of which 4,500 shares were issued to Ceres Financial Limited for $4,500 of accrued interest and 8,200 shares were issued to Corvus Holdings Ltd. for $8,200 of accrued interest.

During the twelve-month period ended December 31, 2003, the Company borrowed approximately $1,780,,000 from related parties. Such notes bore interest at rates ranging from 6% to 10%, were secured by substantially all assets of the Company, were convertible into the Company's restricted common stock at approximately $1.00 per share, and all principal and interest was due within one year. Management does not believe that the conversion option of these notes was considered a beneficial conversion feature at the time such option was granted.

Immediately after the Merger (see Note 2 to our financial statements), loans approximating $1,648,000 were converted to the Company's restricted common stock at approximately $1.00 per share. During the twelve-month period ended December 31, 2003, principal payments approximating $322,000 were made on certain other loans due to related parties.

     Stockholder's Deficit

Our stockholder's deficit was $368,393 at December 31, 2003, an improvement of $1,223,563 from the $1,591,956 deficit at December 31, 2002. The changes in stockholder's deficit were as follows:


     Balance  as  of  December  31,  2002               ($1,591,956)
     Net Loss                                           ($2,904,304)
     Increase of Additional  Paid  in  Capital           $4,457,479
     Issuance of Common  Stock                                9,693
     Stock Subscription Receivable                         (535,305)
     Retirement of Treasury Stock                           196,000
                                                      --------------
     Balance  as  of  December 31,  2003                  ($368,393)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had $443,312 in total assets, including $10,835 in cash, $79,159 in accounts receivable, $252,436 in inventories, and $73,911 in prepaid expenses and other current assets. As of December 31, 2003, we had $1,055,243 in total assets, including $84,256 in cash, $317,387 in accounts receivable, $558,202 in inventories, and $67,676 in prepaid expenses and other current assets. We consider the accounts receivable to have a high probability of collection, as a majority of the receivables are from large customers in the fitness club industry.

Our inventories consist primarily of readers, turnstiles and equipment. We intend to use our inventory as current product models during 2004. We will acquire additional inventory for fitness club, university, and winter resort sales in 2004.

Our fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to third parties.

At December 31, 2003, our total liabilities were $1,423,636, including accounts payable and accrued liabilities of $1,004,511, and obligations to related parties of $411,614. Loans from related parties included $142,259 payable to John Creel and Steve Meineke, directors and executive officers of our company at December 31, 2003. Steve Meineke has since resigned as an executive officer.

We had a working capital deficit of $396,115 at December 31, 2003. Our negative cash flow from operations resulted primarily from our losses, our increased receivables and inventory along with the pay down of payables to key vendors in order to support growth in the fitness category. Our cash flow needs were met for the December 31, 2003 quarter through sales revenues and the proceeds of convertible loans and private equity placements. During the three month period ended December 31, 2003, we sold a total of 182,500 shares of restricted common stock to three accredited investors for total consideration of $193,673. We paid total commissions of $13,367 in connection with the sale of our common stock.

We expect to continue operating at a negative cash flow through at least the first quarter of fiscal year 2004 as we continue our efforts to develop our business. Thus, our success, including our ability to fund future operations, depends largely on our ability to secure additional funding. We cannot assure you that we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

     Cash Flow

We need cash flow of approximately $125,000 per month during the first quarter of 2004 to pay for our rent, salary, marketing, services, software interface, inventory, and receivables, excluding the anticipated increase in expenses related to sales and marketing efforts and new business development. We expect to receive cash flow from revenues averaging at least approximately $700,000 to $1,250,000 per month during 2004.

During 2004, we expect to need cash flow of approximately $2,000,000 for operating expenses, new business development, potential merger opportunities, marketing, services, and software development for interface with business
systems in targeted industries, inventory and receivables.   We anticipate that
we will receive cash flow from operating revenues totaling approximately $8,400,000 to $15,000,000 in 2004.

Historically, we have financed our operations through cash flow from operations, debt proceeds and the sale of equity securities. It is anticipated that we may be required to sell additional equity securities and/or incur additional debt until such time as we can generate sufficient revenues from our operations to cover operating expenses. We currently have no external sources of liquidity. The allocation of cash flow in operating the business will be dictated by where those resources can optimize results through the production of sustained revenue growth. If we do not raise the necessary capital or earn sufficient revenue to cover the foregoing expenses, we will reduce variable overhead, such as marketing expenses, travel and entertainment, software development, and reduction of personnel as feasible. In the event we are unable to generate capital from loans, the sale of stock, or revenues, we will be forced to sell our assets or curtail operations until additional capital is available.

     Financing Activities Subsequent to September 30, 2003

As of December 31, 2003, we sold a total of 1,472,000 Units for proceeds of $1,600,000 in cash, and $240,000 in satisfaction of debt , pursuant to a unit purchase agreement, as amended, with Ceres Financial Limited, Corvus Holdings, Ltd. and A Mari Usque Ad Mare Ltd. in four separate tranches, as follows:

     - Tranche 1 on or about November 12, 2003, for 576,000 Units for proceeds of $720,000;
     - Tranche 2 on or about December 18, 2003, for 416,000 Units for proceeds of $520,000;

     - Tranche 3 on December 31, 2003 for 288,000 Units for proceeds of $360,000; and

     - Tranche 4 on December 31, 2003 for 192,000 Units in satisfaction of $240,000 of existing debt.

Each Unit consists of one share of our common stock, and one warrant for the purchase of one share of common stock for a purchase price of $1.25, through the first anniversary of the date of issuance, and $1.50 up to the second anniversary of the date of issuance, upon which the warrant will expire. We are required to register the resale of the common stock issued as part of the Units, and if available, keep a shelf-registration statement effective for such resale for a period of 2 years following the issuance of the Units. We are required to pay all costs and expenses associated with the registration. We were required to allocate $50,000 of the proceeds from the sale of the Units to cover the investor's legal expenses related to the private placement and their cost associated with the registration. If Ceres Financial's legal fees exceed $50,000, we anticipate selling additional Units under the same terms and conditions to finance these fees.

We must use the proceeds from the sale of the Units in the following manner:

Tranche 1 for proceeds of $720,000:
----------------------------------
$400,000 payable to Axess AG for equipment and products;
$150,000 payable for certain marketing and publication services;
$20,000 payable to Mark Adair for accrued compensation;
$125,000 for operating expenses; and
$25,000 for preparation of documents related to the sale of the Units and legal expenses related to the preparation of the registration statement.

Tranche 2 for proceeds of $520,000:
----------------------------------
$200,000 payable to Axess AG for equipment and products;
$150,000 payable for certain marketing and publication services;
$20,000 payable to Mark Adair for accrued compensation;
$25,000 payable for legal expenses related to the preparation of the registration statement; and
$125,000 for operating expenses.

Tranche 3 for proceeds of $360,000:
----------------------------------
$150,000 payable for certain marketing and publication services;
$25,000 payable to the Company's legal counsel;
$50,000 for marketing materials and activities; and $135,000 for operating expenses.

Tranche 4 for proceeds of $240,000.
----------------------------------
The satisfaction of $240,000 of debt owed to us by the purchasers.
------------------------------------------------------------------

In addition, we cannot use any of the proceeds to pay debt to related-parties. As a condition to the foregoing proceeds, related parties and employees were required to accept a total of 348,334 shares of restricted common stock in exchange for $348,334 of outstanding debt. As a result, we issued an additional 348,334 new shares of restricted common stock on or about December 31, 2003, as satisfaction of $348,334 of debt, of which 4,500 shares were issued to Ceres Financial Limited for $4,500 of debt and 8,200 shares were issued to Corvus Holdings Ltd. for $8,200 of debt. The $348,334 is made up of the following:
$163,353 in accrued salaries; $102,250 of debt to related party; $27,389 of accrued interest to related parties; $4,342 in partial payment of a note to a related party; and $51,000 for expenses related to professional services and finders fees.

     Contractual Obligations

As of December 31, 2003, we had the following contractual obligations and commercial commitments:

-----------------------------------------------------------------------------------------------------------
CONTRACTS WITH CONSULTANTS
-----------------------------------------------------------------------------------------------------------
Name                              Termination Date                         Payment Terms
-----------------------------  -----------------------  ---------------------------------------------------
Lee Guthrie                    June 2, 2005             $ 4,000 per month
-----------------------------  -----------------------  ---------------------------------------------------
                                                        $ 6,000 per month in January and February, 2004,
Pioneering Innovation          March 31, 2004           plus $7,000 in March, 2004
-----------------------------  -----------------------  ---------------------------------------------------
                                                        $ 2,778 per month plus ten  shares of common
Pioneering Innovation Com Dll  Dec 31, 2006             stock per satellite installed, up to 40,000 shares
-----------------------------  -----------------------  ---------------------------------------------------
Equus Marketing Services       Dec 31, 2004             $ 5,000 per month, month-to-month
-----------------------------  -----------------------  ---------------------------------------------------
Meineke LLC                                             $ 37,500 one time fee
-----------------------------  -----------------------  ---------------------------------------------------
Mark Adair Financial
Consulting                     Dec 31, 2004             $ 150,000/year
-----------------------------  -----------------------  ---------------------------------------------------
                               Ending upon completion
                               of services rendered
Market Street Publishing       under contract           450,000 for services rendered
-----------------------------------------------------------------------------------------------------------
NOTES PAYABLE
-----------------------------------------------------------------------------------------------------------
                                                        Balance as of December 31, 2003, and Payment
Payee                          Maturity                 Terms
-----------------------------  -----------------------  ---------------------------------------------------
Comerica/John Creel and        Ending upon payment      7,500 per month; balance due of $85,000 +
Steve Meineke                  per agreement            interest
-----------------------------  -----------------------  ---------------------------------------------------
Equus/Vineyard Bank            On demand                $150,000 + interest
-----------------------------  -----------------------  ---------------------------------------------------
Larry Williams                 October 31, 2004         $32,010 + interest
-----------------------------  -----------------------  ---------------------------------------------------
Steve Meineke                  On demand                $15,000 + interest
-----------------------------  -----------------------  ---------------------------------------------------
John Creel                     On demand                $26,000 + interest
-----------------------------  -----------------------  ---------------------------------------------------
John Creel                     On demand                $16,259 + interest
-----------------------------------------------------------------------------------------------------------
CAPITAL LEASES
-----------------------------------------------------------------------------------------------------------
Lessor                         Lease Term               Payment Terms
-----------------------------  -----------------------  ---------------------------------------------------
                               Between 14 to 35 months
6 Computer Leases              left on leases           $ 436 per month for all six leases
-----------------------------------------------------------------------------------------------------------

Our agreement with Market Street Publishing Ltd. requires us to pay Market Street all cost related to the creation of marketing and advertising materials and the dissemination of such materials to at least 500,000 recipients. We paid Market Street a total of $450,000 during the fourth quarter of 2003 in accordance with the use of proceeds terms under the Unit Purchase Agreement.

Currently, our total contractual obligations related to long-term debt, capital leases, and certain contracts (see details of employment contracts in "Executive Compensation.") is approximately $1,251,000 arising out of obligations related to employment and consulting agreements. In addition, we have approximately $350,000 due under notes payable on demand or in the next twelve months.

We anticipate that we will have to raise capital during the next 12 months to meet our current obligations including trade accounts payable and liabilities to related parties. We intend to raise the capital required to fund our financing needs by issuance of debt and equity. We cannot assure you that financing will be available or accessible on reasonable terms.

     Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

ITEM 7.     FINANCIAL STATEMENTS



                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . F-1

Consolidated Balance Sheet as of December 31, 2003 . . . . . . . . . . . . . F-3

Consolidated Statements of Operations for the Years Ended December 31,
    2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended
    December 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows for the Years Ended December
    31, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Rapidtron, Inc. (formerly The Furnishing Club)

We have audited the accompanying consolidated balance sheet of Rapidtron, Inc. and subsidiary (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rapidtron, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



Page F-1

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2003, the Company has a working capital deficit of approximately $396,000, recurring losses from operations, an accumulated deficit of approximately $4,385,000 and has generated an operating cash flow deficit of approximately $2,700,000 for the year then ended. As discussed in Note 1 to the financial statements, additional capital will be necessary to fund the Company's long-term operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




March  17,  2004
Newport  Beach,  California



Page F-2

==============================================================================================

                                         RAPIDTRON, INC.
                                   CONSOLIDATED BALANCE SHEET
                                     AS OF DECEMBER 31, 2003

==============================================================================================


                           ASSETS
                           ------

CURRENT ASSETS
   Cash                                                                           $    84,256
   Accounts receivable, net                                                           317,387
   Inventory, net                                                                     558,202
   Prepaid expenses and other current assets                                           67,676
                                                                                  ------------
                                                                                    1,027,521

PROPERTY AND EQUIPMENT, NET                                                            15,342

DEPOSITS AND OTHER ASSETS                                                              12,380
                                                                                  ------------

                                                                                  $ 1,055,243
                                                                                  ============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                               $   807,271
   Accrued liabilities                                                                197,240
   Due to related party                                                                87,345
   Loans due to related parties                                                       324,269
   Obligations under capital leases                                                     7,511
                                                                                  ------------
                                                                                    1,423,636

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.001 per share; 5,000,000
      shares authorized; no shares issued or outstanding                                    -
   Common stock, par value $0.001 per share; 100,000,000
      shares authorized; 19,812,851 shares issued and
      outstanding                                                                      19,813
   Additional paid-in capital                                                       4,532,344
   Stock subscription receivable                                                     (535,305)
   Accumulated deficit                                                             (4,385,245)
                                                                                  ------------
                                                                                     (368,393)
                                                                                  ------------

                                                                                  $ 1,055,243
                                                                                  ============




===================================================================================================
Page F-3    The accompanying notes are an integral part of these consolidated financial statements.

==========================================================================================

                                 RAPIDTRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

==========================================================================================

                                                                    2003          2002
                                                                ------------  ------------

NET SALES                                                       $   945,605   $ 1,685,266

COST OF GOODS SOLD                                                  801,661       771,683
                                                                ------------  ------------

GROSS PROFIT                                                        143,944       913,583

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                       2,903,853     1,348,748
                                                                ------------  ------------

LOSS FROM OPERATIONS                                             (2,759,909)     (435,165)

OTHER INCOME (EXPENSE)
   Interest income                                                        -         6,854
   Interest expense                                                 (80,801)      (32,677)
   Foreign exchange loss                                            (62,794)      (25,448)
                                                                ------------  ------------
                                                                   (143,595)      (51,271)
                                                                ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                           (2,903,504)     (486,436)

PROVISION FOR INCOME TAXES                                              800         1,662
                                                                ------------  ------------

NET LOSS                                                        $(2,904,304)  $  (488,098)
                                                                ============  ============

BASIC AND DILUTED LOSS PER COMMON
   SHARE                                                        $     (0.19)  $     (0.05)
                                                                ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                                                   15,106,000    10,118,000
                                                                ============  ============




===================================================================================================
Page F-4    The accompanying notes are an integral part of these consolidated financial statements.

================================================================================================================================

                                                         RAPIDTRON, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

================================================================================================================================


                                  COMMON STOCK          TREASURY STOCK      ADDITIONAL     STOCK
                              ---------------------  ---------------------   PAID-IN    SUBSCRIPTIONS  ACCUMULATED
                                SHARES      AMOUNT    SHARES      AMOUNT      CAPITAL    RECEIVABLE     DEFICIT        TOTAL
                              -----------  --------  ---------  ----------  -----------  -----------  ------------  ------------
BALANCE -
   DECEMBER 31, 2001          10,120,000   $10,120          -   $       -   $   74,865   $         -  $  (992,843)  $  (907,858)
Shares returned to
   Company to settle note
   receivable from
   stockholder at $1.00 per
   share                        (196,000)        -    196,000    (196,000)           -             -            -      (196,000)
Net loss                               -         -          -           -            -             -     (488,098)     (488,098)
                              -----------  --------  ---------  ----------  -----------  -----------  ------------  ------------
BALANCE -
   DECEMBER 31, 2002           9,924,000    10,120    196,000    (196,000)      74,865             -   (1,480,941)   (1,591,956)
Shares issued to settle
   accrued salaries at
   $0.50 per share               128,000       128          -           -       63,872             -            -        64,000
Effects of reverse merger      5,598,002     5,598          -           -       (5,598)            -            -             -
Treasury shares retired in
   connection with reverse
   merger                              -      (196)  (196,000)    196,000     (195,804)            -            -             -
Debt converted to equity
   at approximately $1.00
   per share, in connection
   with reverse merger         1,599,000     1,599          -           -    1,646,425             -            -     1,648,024
Shares issued for services
   at $1.00, in connection
   with reverse merger           400,000       400          -           -      399,600             -            -       400,000
Shares sold at
   approximately $1.00
   per share                     245,700       246          -           -      257,568             -            -       257,814
Shares issued for services
   at $1.19 per share             37,815        38          -           -       44,962             -            -        45,000
Debt converted to
   common shares at
   $1.00 per share                60,000        60          -           -       59,940             -            -        60,000

                                                           (continued)


================================================================================================================================
Page F-5                                 The accompanying notes are an integral part of these consolidated financial statements.

=====================================================================================================================

                                                   RAPIDTRON, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

=====================================================================================================================


                              COMMON STOCK      TREASURY STOCK   ADDITIONAL     STOCK
                           -------------------  ----------------  PAID-IN   SUBSCRIPTIONS  ACCUMULATED
                             SHARES    AMOUNT   SHARES  AMOUNT    CAPITAL     RECEIVABLE     DEFICIT        TOTAL
                           ----------  -------  ------  -------  ----------  ------------  ------------  ------------

Shares and warrants
   issued at $1.25 per
   share in connection
   with Unit Purchase
   Agreement                1,280,000  $ 1,280       -  $     -  $1,598,720  $  (535,305)  $         -   $ 1,064,695
Debt and payables
   converted to equity at
   $1.00 per share, in
   connection with Unit
   Purchase Agreement         348,334      348       -        -     347,986            -             -       348,334
Debt converted to stock
   and warrants at $1.25
   per share, in
   connection with Unit
   Purchase Agreement         192,000      192       -        -     239,808            -             -       240,000
Net loss                            -        -       -        -           -            -    (2,904,304)   (2,904,304)
                           ----------  -------  ------  -------  ----------  ------------  ------------  ------------

BALANCE -
   DECEMBER 31, 2003       19,812,851  $19,813       -  $     -  $4,532,344  $  (535,305)  $(4,385,245)  $  (368,393)
                           ==========  =======  ======  =======  ==========  ============  ============  ============




=====================================================================================================================
Page F-6                      The accompanying notes are an integral part of these consolidated financial statements.

=================================================================================================

                                         RAPIDTRON, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

=================================================================================================


                                                                             2003         2002
                                                                         ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(2,904,304)  $(488,098)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                           7,754       6,060
        Provision for bad debts                                               15,000           -
        Common stock issued for services                                     445,000           -
        Unrealized foreign exchange loss                                      19,909      22,663
        Changes in operating assets and liabilities:
            Accounts receivable                                             (253,228)    (76,624)
            Inventory                                                       (305,766)   (208,974)
            Prepaid expenses and other current assets                          6,235     (50,523)
            Deposits and other assets                                          1,521      (1,521)
            Accounts payable                                                 (79,046)    608,641
            Accrued liabilities                                              429,043     112,209
            Due to related party                                             (80,830)   (472,599)
                                                                         ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES                                     (2,698,712)   (548,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                           (3,941)    (13,613)
                                                                         ------------  ----------
NET CASH USED IN INVESTING ACTIVITIES                                         (3,941)    (13,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans due to related parties                                 1,777,910     603,100
Principal payment of loans due to related parties                           (322,212)    (35,542)
Principal payment of capital lease obligations                                (2,133)       (869)
Proceeds from issuance of common stock                                       257,814           -
Proceeds from issuance of common stock with warrants                       1,064,695           -
                                                                         ------------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2,776,074     566,689
                                                                         ------------  ----------

NET INCREASE IN CASH                                                          73,421       4,310

CASH - beginning of period                                                    10,835       6,525
                                                                         ------------  ----------

CASH - end of period                                                     $    84,256   $  10,835
                                                                         ============  ==========

                                           (continued)



=========================================================================================================
Page F-7          The accompanying notes are an integral part of these consolidated financial statements.

=====================================================================================================

                                           RAPIDTRON, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

=====================================================================================================


                                                                                    2003       2002
                                                                                 ----------  --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash paid during the period for:
   Income taxes                                                                  $      800  $  1,662
                                                                                 ==========  ========
   Interest                                                                      $   42,431  $  9,891
                                                                                 ==========  ========

Non-cash investing and financing activities:
   Treasury stock received to settle loan to stockholder                         $        -  $196,000
                                                                                 ==========  ========
   Retirement of treasury stock                                                  $  196,000  $      -
                                                                                 ==========  ========
   Equipment acquired via capital lease                                          $    6,085  $      -
                                                                                 ==========  ========
   Effects of reverse merger on common stock                                     $    5,598  $      -
                                                                                 ==========  ========
   Common stock issued to retire debt                                            $1,712,352  $      -
                                                                                 ==========  ========
   Common stock and warrants issued to retire debt                               $  240,000  $      -
                                                                                 ==========  ========





=========================================================================================================
Page F-8          The accompanying notes are an integral part of these consolidated financial statements.

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Rapidtron, Inc. (formerly The Furnishing Club, the "Parent") was incorporated in the State of Nevada in March 2000. The Parent's wholly owed subsidiary, also named Rapidtron, Inc., was incorporated in the State of Delaware in January 2000. The Parent and its wholly owned subsidiary (collectively, the "Company") are headquartered in Costa Mesa, California and provides Radio Frequency ("RF") smart access control and ticketing/membership systems (the "System") to the fitness, winter resort, entertainment and university markets in North America. The System facilitates rapid operator-free entry and exit through automated turnstiles or portals and optional hands-free entry. The Company incorporates "smart card" debit/credit technology for retail purchases and promotional/loyalty programs. The System is versatile and utilizes either read-write RF smart cards or bar code paper tickets. This dual capability allows a venue to issue and re-issue numerous types and durations of access privilege cards. Its open architecture allows for an easy interface with existing back office software.

During the year ended December 31, 2003, the Company completed a reverse merger (see Note 2). Effective May 8, 2003, the common stock of the merged entity is quoted on the Over the Counter Bulletin Board under the symbol "RPDT.OB".

GOING  CONCERN  AND  LIQUIDITY  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2003, the Company has a working capital deficit of approximately $396,000, recurring losses from operations, an accumulated deficit of approximately $4,385,000 and has generated an operating cash flow deficit of approximately $2,700,000 for the year then ended. The Company intends to fund operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2004.

Thereafter, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

GOING  CONCERN  AND  LIQUIDITY  CONSIDERATIONS  (continued)

In  response  to  these  problems, management has planned the following actions:
     - Management intends to raise additional funds through future private placement offerings.
     - Management expects its increased marketing efforts to result in future sales increases. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES  OF  CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Parent and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE  OF  ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported


================================================================================
Page F-9

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE  OF  ESTIMATES  (continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates made by management include, among others, provision for losses on accounts receivable, realization of inventory and long-lived assets, warranty reserves and the valuation allowance for deferred tax assets. Actual results materially could differ from those estimates.

CONCENTRATIONS

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. At times, the Company's bank balance may exceed the amount insured by the Federal Deposit Insurance Corporation (generally $100,000 per institution).

The Company grants credit to customers and requires collateral on a case-by-case basis. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. An allowance for uncollectible amounts is provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Management has provided an allowance for doubtful accounts of $20,000 at December 31, 2003. Although management expects to collect amounts due, actual collections may differ from the estimated amounts.

At December 31, 2003, four customers accounted for approximately 51% of net accounts receivable. Two customers accounted for approximately 54% of net sales during the year ended December 31, 2003, and no other customer accounted for more than 10% of net sales for the year then ended. For the year ended December 31, 2002, one customer accounted for approximately 81% of net sales.

Effective May 1, 2000, the Company entered into an exclusive distribution agreement with Axess AG ("Axess"), an Austrian company, where the Company would sell, primarily to the North American market, access control devices developed and manufactured by Axess. The Company purchases substantially all of its inventory from Axess.

RISKS  AND  UNCERTAINTIES

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or estimated market and is primarily comprised of finished goods. Market is determined by comparison with recent sales or net realizable value. Such net realizable value is based on management's forecasts for sales of the Company's products or services in the ensuing years. Should the demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventory could be substantially less than amounts shown in the accompanying consolidated balance sheet.

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally three years. Equipment under capital lease obligations is capitalized at the lesser of its estimated fair market value or the present value of the minimum lease payments, and is depreciated over the shorter of the estimated useful life or the remaining term of the related lease. Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized;


================================================================================
Page F-10

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY  AND  EQUIPMENT  (continued)

other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

In July 2001, the Financial Accounting Statements Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are measured as the difference between the cost basis of an asset and its estimated fair value.

SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to stockholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to any newly initiated commitment to a plan to sell such assets by management. As a result, the Company cannot determine the potential effects that adoption of SFAS No. 144 will have on the financial statements with respect to future disposal decisions, if any. As of December 31, 2003, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

REVENUE  RECOGNITION

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured. Generally, this occurs upon delivery of product to customers. Installation is an option (installations can be done by the customer with minimal support by the Company), and such revenues are provided and billed separate from product orders and are generally recorded upon completion of services.

FOREIGN  CURRENCY  TRANSACTIONS

The Company records all transactions with its foreign supplier, Axess (see above), in accordance with SFAS No. 52, "Foreign Currency Translation." All invoices received from Axess are denominated in Euros. When an invoice is received, the Company translates these amounts to US Dollars at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange gain or loss results. The Company recorded a realized exchange loss of approximately $43,000 and $2,000 for the years ended December 31, 2003 and 2002, respectively.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded foreign transactions that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred (the invoice date), and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current operations. The Company recorded an unrealized exchange loss of approximately $20,000 and $23,000 for the years ended December 31, 2003 and 2002, respectively.


================================================================================
Page F-11

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING

The Company expenses the cost of advertising when incurred. Advertising expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and approximated $156,000 and $82,000 for the years ended December 31, 2003 and 2002, respectively.

SHIPPING  AND  HANDLING  COSTS

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Freight costs for the years ended December 31, 2003 and 2002 were approximately $70,000 and $17,000, respectively.

SOFTWARE  DEVELOPMENT  COSTS

The Company develops software to allow its products to interface with existing back office software used by its customers. Software development costs are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Software development costs approximated $58,000 and $149,000 for the years ended December 31, 2003 and 2002, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

INCOME  TAXES

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

STOCK-BASED  EMPLOYEE  COMPENSATION

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The FASB has issued SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" and interpreted by FASB Interpretation
("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25." This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented.


================================================================================
Page F-12

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED  EMPLOYEE  COMPENSATION  (continued)

As of December 31, 2003, the Company has granted options to employees under one stock-based compensation plan (see Note 7). The Company accounts for such grants under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to or greater than the estimated market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, there would have been no material change to net loss or loss per common share at December 31, 2003 and 2002.

COMPREHENSIVE  INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2003 and 2002, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the years ended December 31, 2003 and 2002.

EARNINGS  (LOSS)  PER  SHARE

The Company computes loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2003 and 2002 as all options and warrants to acquire common stock were deemed to be anti-dilutive. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per common share are the same. Additionally, for purposes of calculating diluted loss per common share, there were no adjustments to net loss.

TREASURY  STOCK

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders' deficit at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

SEGMENTS  OF  A  BUSINESS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their periodic reports filed with the Securities and Exchange Commission (the "SEC"). It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

RECENT  ACCOUNTING  PRONOUNCEMENTS

SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002. The Company is complying with SFAS No. 146.

SFAS No. 147 relates exclusively to certain financial institutions, and thus does not apply to the Company.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation


================================================================================
Page F-13

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT  ACCOUNTING  PRONOUNCEMENTS  (continued)

undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's consolidated financial statements.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this pronouncement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is complying with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company has determined that it does not have any interests in any SPEs, and management is currently evaluating the other effects of FIN No. 46 (as amended) on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations. The Company believes that the estimated fair value of these financial instruments


================================================================================
Page F-14

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

approximates their carrying amounts based on current market indicators, such as prevailing market rates and the short-term maturities of these financial instruments. It is not practical to estimate the fair value of amounts due to related party and loans due to related parties due to their related party nature.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements in order for them to conform to the current year presentation.

2.  REVERSE  MERGER

On May 8, 2003, The Furnishing Club and subsidiary ("TFC"), a publicly traded "shell" company (the previous public registrant), completed a reverse merger under an Agreement and Plan of Merger (the "Plan" or "Merger") with Rapidtron, Inc., a Delaware corporation (the "Private Company"), in a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Immediately prior to the Merger, TFC had 20,000,000 common shares authorized and 19,993,752 shares of common stock issued and outstanding. Pursuant to the Merger, all of the 10,052,000 issued and outstanding shares of common stock of the Private Company (including 128,000 shares for the settlement of accrued salaries, as discussed in Note 6) were exchanged for 9,600,000 common shares of TFC, on a 0.955 to 1 basis. Concurrent with the closing of the Merger, 13,943,750 shares of common stock of TFC were canceled, and the Private Company issued 5,598,002 shares of restricted common stock. As a result, immediately after the Merger 15,650,002 shares of common stock were issued and outstanding. As discussed in Note 6, the Company also issued 400,000 shares of restricted common stock to two finders associated with the Merger.

Immediately after the Merger, the officers and directors of TFC resigned and the management of the Private Company took control of such positions, thereby effecting a change of control. As a result, the transaction was recorded as a "reverse merger" whereby the Private Company was considered the accounting acquirer as it retained control of TFC after the merger, however, legally the Private Company became a wholly owned subsidiary of TFC after the Merger. In connection with the Merger, TFC changed its name to Rapidtron, Inc. Since TFC's continuing operations and balance sheet are insignificant, a pro forma consolidated balance sheet at December 31, 2002 and consolidated statement of operations for the year then ended are not presented herein.

All information herein regarding common stock, equity instruments, and related per-share amounts has been retroactively restated for the exchange ratio in the Merger.


3.  PROPERTY  AND  EQUIPMENT

Property and Equipment consist of the following at December 31, 2003:

Furniture and fixtures                              $  5,339
Computer equipment (see Note 5)                       24,239
                                                    ---------
                                                      29,578
Less accumulated depreciation                        (14,236)
                                                    ---------

                                                    $ 15,342
                                                    =========


================================================================================
Page F-15

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

4.  RELATED  PARTY  TRANSACTIONS

DUE  TO  RELATED  PARTY

Equus Marketing and Design, Inc. ("Equus") is related to the Company through commonality of ownership. The Company shares a facility and certain administrative personnel with Equus (Equus is the lessee of the property and employer of certain personnel). Additionally, as described below, Equus provides marketing services to the Company.

On January 1, 2002, the Company entered into an administrative expenses agreement and a marketing services agreement with Equus. Such agreements expired on December 31, 2003; however, as of January 1, 2004, they have been extended on a month-to-month basis. Under the administrative expenses agreement, the Company is to reimburse Equus monthly for certain costs directly attributable to the Company plus approximately 30% to 50% of shared costs such as rent, utilities, certain employees' payroll costs, etc. Management believes that the allocated amounts are reasonable and at fair market values. For the years ended December 31, 2003 and 2002, Equus charged the Company approximately $277,000 and $171,000, respectively, for administrative expenses.

During the year ended December 31, 2002, the marketing services agreement required a monthly marketing retainer of $10,000 to be paid to Equus. In January 2003, the retainer was reduced to $2,500 per month. Additionally, the Company is billed for certain other direct advertising and marketing costs. For the years ended December 31, 2003 and 2002, marketing and advertising expenses charged to the Company by Equus approximated $207,000 and $201,000, respectively.

At December 31, 2003, the Company owed Equus approximately $87,000 for unpaid administrative and marketing expenses, which is included in due to related party on the accompanying consolidated balance sheet.

LOANS DUE TO RELATED PARTIES

The Company had the following loans due to related parties at December 31, 2003:

Loans due to stockholders, unsecured, accrue interest at the prime
    rate (4.0% at December 31, 2003), due on demand.                  $   89,269
Loan payable to stockholders, unsecured, accrues interest at the
    prime rate plus 2%, due on demand.                                    85,000
Loan payable to Equus, unsecured, accrues interest at the prime
    rate plus 1%, due on demand.                                         150,000
                                                                      ----------

                                                                      $  324,269
                                                                      ==========

During the year ended December 31, 2003, the Company borrowed approximately $1,778,000 from related parties, and made repayments with cash and common stock approximating $322,000 and $1,952,000, respectively. See Note 6 for more information on common stock issued to retire debt.

MANAGEMENT  SERVICES  AGREEMENT

Effective January 1, 2002, the Company entered into a management services agreement with Meineke Consulting, LLC ("Meineke"). The proprietor of Meineke was the Secretary, Treasurer, General Manager and a Director of the Company during the years ended December 31, 2003 and 2002. Under such agreement Meineke is to provide general management services to the Company until December 31, 2004, unless terminated earlier. The Company is to pay Meineke an annual base fee in monthly installments. Meineke may also receive incentive bonus compensation if certain annual earnings increases are met. Fees for the years ended December 31, 2003 and 2002 approximated $100,000 and $75,000, respectively.


================================================================================
Page F-16

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

4.  RELATED  PARTY  TRANSACTIONS  (continued)

CONSULTING  AGREEMENT

The Company has entered into a 36-month consulting services agreement with Lee Guthrie & Associates ("LGA") to provide sales, marketing, distribution and business development strategies and assistance. Lee Guthrie, the owner of LGA, is the Company's Vice President of Fitness Sales. The agreement commenced on June 1, 2002, and may be terminated by either party with 30 days notice. Such agreement requires monthly payments of $6,000 plus annual bonuses if certain targets are met. In addition, the Company granted options to purchase 150,000 shares of the Company's restricted common stock at an exercise price of $1.00 per share (see Note 7). The Company incurred consulting fees related to this contract totaling $48,000 and $28,000 during the years ended December 31, 2003 and 2002, respectively. This agreement replaced a March 3, 2001 agreement with LGA requiring payments of $10,000 per month. Consulting fees incurred related to this 2001 agreement approximated $50,000 for the year ended December 31, 2002.

COMMITMENTS

Future minimum payments on the Meineke and LGA consulting agreements approximate the following for the years ending December 31:

2004                    $   148,000
2005                         20,000
                        -----------

                        $   168,000
                        ===========

EMPLOYMENT  AGREEMENTS

During the year ended December 31, 2003, the Company entered into employment agreements with certain employees. Such agreements expire on December 31, 2004 and November 30, 2006 and can only be terminated prior to such date by either party for "cause", as defined. The agreements have provisions that include base salary amounts, various benefits, the granting of stock options (see Note 7), and covenants not to compete. Upon a resignation with cause by the employee or termination without cause by the Company, the Company is to immediately pay all accrued compensation, and must continue paying the base salary for 6 to 12 months following termination. Total base salaries to be paid to these employees are as follows for the years ending December 31:

2004                    $   475,000
2005                        115,000
2006                        115,000
                        -----------

                        $   705,000
                        ===========

Other related party transactions are discussed elsewhere in these notes to the consolidated financial statements.


5.  CAPITAL  LEASE  OBLIGATIONS

Included in property and equipment (see Note 3) are several computers acquired under capital leases with costs totaling $10,637 and related accumulated depreciation of $3,577 at December 31, 2003. The leases accrue interest at an imputed rate of 19.99%, require principal and interest payments approximating $350 per month, and expire on various dates through October 2006.


================================================================================
Page F-17

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

5.  CAPITAL  LEASE  OBLIGATIONS  (continued)

Minimum lease payments under these agreements approximate the following for the years ending December 31:

2004                               $   4,200
2005                                   3,300
2006                                   2,000
                                   ----------
                                       9,500
Less imputed interest                 (2,000)
                                   ----------

                                   $   7,500
                                   ==========


6.  EQUITY  TRANSACTIONS

On December 28, 2002, the Board of Directors of the Company agreed to accept 196,000 shares of the Company's common stock as payment for a promissory note receivable plus accrued interest due from an employee and stockholder of the Company. Principal plus interest approximated $196,000 at the time of settlement. The Company has recorded the related treasury shares at cost of $196,000 as a reduction to stockholders' equity in the accompanying consolidated balance sheet and consolidated statement of stockholders' deficit. In connection with the Merger (see Note 2), the Company retired all 196,000 treasury shares.

In January 2003, the Company issued 128,000 shares of the Company's restricted common stock to an employee to settle accrued salaries payable of $64,000.

Immediately after the Merger, the Company converted loans approximating $1,648,000 into 1,599,000 shares of the Company's restricted common stock.

In connection with the Merger, the Company issued 400,000 shares of restricted common stock as finder's fees to certain individuals. Such shares were valued at $1 per share based on recent stock sales and conversions of debt to equity. The Company recorded acquisition costs totaling $400,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

In July 2003, a convertible note payable holder converted $60,000 of principal into 60,000 shares of the Company's restricted common stock.

During the year ended December 31, 2003, the Company sold 245,700 shares of its restricted common stock at approximately $1.00 per share for cash approximating $258,000.

On August 29, 2003, the Company filed with the SEC Form S-8 to register 37,815 shares of the Company's restricted common stock pursuant to a legal services agreement with the Company's legal counsel. Under such agreement, legal counsel may convert past due amounts due from the Company into registered common stock at $1.19 per share (estimated to be the fair value of such shares on the date of the agreement). The Company issued all 37,815 shares registered under such Form S-8.

UNIT  PURCHASE  AGREEMENT

On November 12, 2003, the Company closed the unregistered sale of common stock and warrants under a Unit Purchase Agreement, as more fully described below. The Company sold 1,472,000 "Units" at a cash purchase price of $1,600,000 plus satisfaction of existing debt totaling $240,000 in four separate tranches, as follows:
     - Tranche 1 on or about November 12, 2003, for 576,000 Units for proceeds of $720,000;
     - Tranche 2 on or about December 18, 2003, for 416,000 Units for proceeds of $520,000;
     - Tranche 3 on December 31, 2003 for 288,000 Units for proceeds of $360,000; and


================================================================================
Page F-18

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

6.   EQUITY TRANSACTIONS (continued)

UNIT PURCHASE AGREEMENT (continued)

     - Tranche 4 on December 31, 2003 for 192,000 Units in satisfaction of $240,000 of existing debt.

Each "Unit" consists of one share of the Company's restricted common stock, and one warrant for the purchase of one share of common stock for a purchase price of $1.25, through the first anniversary of the date of issuance, and $1.50 up to the second anniversary of the date of issuance, upon which the warrant will expire.

The Company is required to register the common stock issued as part of the Units, and if necessary, keep a shelf-registration statement effective for a period of 2 years following the issuance of the Units. The Company is required to pay all costs and expenses associated with the registration. Proceeds approximating $50,000 from the sale of the Units have been set aside to cover the cost of the registration. The Company anticipates that such costs will exceed $125,000, depending upon the number of comments received from the SEC and the number of supplements or amendments that the Company may be required to file. Additional costs must be paid from operating revenue or through additional investments.

The Company is required to use the proceeds from the sale to satisfy certain outstanding payables and future expenses related to registration of securities, with $385,000 set aside for paying general operating expenses.

In addition, the Company cannot use any of the proceeds to pay debt to related-parties. As a condition of receiving the foregoing proceeds, related parties and employees were required to accept a total of 348,334 shares of restricted common stock in exchange for $348,334 of outstanding debt.

The Company did not receive approximately $535,00 of the total proceeds under the Unit Purchase Agreement as of December 31, 2003; therefore this amount has been recorded as stock subscription receivable on the accompanying consolidated balance sheet and consolidated statements for stockholder's deficit.

Prior to the Merger (see Note 2), Ceres Financial Limited acquired shares of the Company's restricted common stock in another private placement. On March 31, 2003, Rapidtron Delaware borrowed $150,000 from Ceres Financial Limited, evidenced by a note with interest at 12% per annum, due September 30, 2003 and payable upon demand thereafter. On December 31, 2003, Ceres Financial Limited tendered the principal balance of $150,000 for 120,000 Units under the terms of the Unit Purchase Agreement dated November 12, 2003, as amended.

On July 17, 2003, the Company borrowed $150,000 from Corvus Holding Ltd., evidenced by a promissory note with interest at 6% per annum, due October 17, 2003 and payable upon demand thereafter. The Company agreed to convert $60,000 of debt into 60,000 shares of its restricted common stock on August 22, 2003 (as noted above). On December 31, 2003, Corvus Holding Ltd. tendered the remaining principal balance of $90,000 for 72,000 Units under the terms of the Unit Purchase Agreement dated November 12, 2003, as amended.

In connection with the Unit Purchase Agreement, certain executives of the Company made certain representations and warranties to the investors related to the Company's forecasted performance and agreed that such representations were a material inducement to the investment in the Units. In connection with such forecasts, the executives, as principal shareholders, each entered into an Escrow and Contribution Agreement under which they agree to place their common shares into escrow and to contribute their pro rata share of such escrowed shares to the Company in the event of a breach of such representations and warranties or the issuance of stock or stock options in excess of certain limits. The executives placed 9,124,392 shares into escrow. Under the terms of the Escrow and Contribution Agreement, these shareholders agreed to contribute to the Company one share of common stock for (i) each $1.00 that the Company's gross revenue for the 15 month period ending December 31, 2004 falls below the gross revenue forecast of $10,880,000 for such period, (ii) each share of common stock issued and each option (or other securities exercisable to acquire a share of common stock) granted by the Company after November 12, 2003, under all compensatory or other arrangements in excess of 400,000 shares in the aggregate, and (iii) each share of common stock issued and each option (or other securities exercisable to acquire a share of common stock) granted


================================================================================
Page F-19

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

6. EQUITY TRANSACTIONS (continued)

UNIT PURCHASE AGREEMENT (continued)

by the Company which fails to satisfy certain criteria, including a minimum share price of $1.25 per share and certain vesting requirements in connection with option grants.


7.  STOCK  OPTIONS

The Company adopted the 2003 Stock Plan (the "Plan") during the year ended December 31, 2003. The Plan permits the Company to issue up to 12 million shares of restricted common stock to employees and consultants, in the form of options or stock awards. The Plan is subject to stockholder approval at the next annual meeting. The Company's officers, directors, employees and consultants are expected to participate in the Plan.

In May 2001, the Company granted options to acquire 150,000 shares of the Company's restricted common stock in connection with the March 3, 2001, LGA consulting agreement described in Note 4. Such options were exercisable at $1.00 per common share and were canceled in connection with the Merger (see Note 2). During the year ended December 31, 2003, the Company granted to certain employees, in connection with employment agreements and the Plan, options to acquire 910,000 shares of the Company's restricted common stock. Of these options, 900,000 vest half on January 1, 2004 and half on January 1, 2005, and have an exercise price of $1.00 per share. The other 10,000 options vested immediately and have an exercise price of $1.25 per share. All such options have a five year life.

A summary of the aggregate stock option activity for the years ended December 31, 2003 and 2002 is presented below, as required by SFAS No. 123 (see Note 1):

                                                          WEIGHTED AVERAGE
                                                         EXERCISE PRICE PER
                        SHARES    EXERCISE PRICE RANGE          SHARE
                       ---------  ---------------------  -------------------

Options outstanding -
   December 31, 2001    150,000   $                1.00  $              1.00
Options granted               -                       -  $                 -
Options exercised             -                       -  $                 -
Options expired or
   forfeited                  -                       -  $                 -
                       ---------
Options outstanding -
   December 31, 2002    150,000   $                1.00  $              1.00
Options granted         910,000   $       1.00 to $1.25  $              1.00
Options exercised             -                       -  $                 -
Options expired or
   forfeited           (150,000)  $                1.00  $              1.00
                       ---------
Options outstanding -
   December 31, 2003    910,000   $       1.00 to $1.25  $              1.00
                       =========

Options exercisable -
   December 31, 2003     10,000   $                1.25  $              1.25
                       =========


================================================================================
Page F-20

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

7. STOCK OPTIONS (continued)

The weighted average life of options outstanding at December 31, 2003 was approximately five years. The weighted average grant-date fair value per share of options granted during 2003 was $0.43. Such fair value was estimated by using the Black-Scholes stock option pricing model based on the exercise price per share, the estimated market price of the Company's common stock, and the assumptions set forth below for issuances in the year ended December 31, 2003:
Expected life                 5 Years
Estimated volatility          44%
Risk-free interest rate       3.4%
Dividends                     None


8.  WARRANTS

In connection with the Unit Purchase Agreement (see Note 6), the Company issued warrants to acquire 1,472,000 shares of the Company's common stock. Such warrants have a purchase price of $1.25 per share, through the first anniversary of the date of issuance, and $1.50 up to the second anniversary of the date of issuance, upon which the warrants will expire. No warrants have been exercised or forfeited as of December 31, 2003.

The weighted average life of warrants outstanding at December 31, 2003 was approximately two years. The weighted average grant-date fair value per share of warrants granted during 2003 was $0.34. Such fair value was estimated by using the Black-Scholes stock option pricing model based on the exercise price per share, the estimated market price of the Company's common stock, and the assumptions set forth below for issuances in the year ended December 31, 2003:

Expected life                 2 Years
Estimated volatility          44%
Risk-free interest rate       3.4%
Dividends                     None

Subsequent to December 31, 2003, warrants to acquire 320,000 shares of the Company's common stock were exercised at $1.25 per share.


9.  COMMITMENTS  AND  CONTINGENCIES

PURCHASE  COMMITMENTS

At December 31, 2002, the Company was under a distribution agreement with Axess AG (its principal supplier), to purchase a minimum of $3,000,000 of access control devices through April 2003. On December 11, 2002, Axess AG agreed that if the Company made certain payments and met certain conditions, the purchase commitment would be released. As of December 31, 2003, management believes that all payments have been made and conditions have been met, as required by Axess AG.

To obtain the release of inventory on orders from Axess AG, the Company filed a UCC-1 Financing Statement on September 23, 2003, securing the related payable to Axess AG of approximately $100,000. Such payable is secured by certain accounts receivable totaling $100,000. Management believes that as of December 31, 2003, the Company has met all conditions and obligations required by the security agreement.

CONSULTING  AGREEMENT

In November 2003, the Company entered into a consulting agreement with Big Sky Management Ltd ("Big Sky"). Big Sky is to provide consulting services to the Company related to new business ventures, raising capital, strategic business planning, and other general consulting. The Big Sky agreement has a term of 12 months and requires total


================================================================================
Page F-21

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================

9.   COMMITMENTS AND CONTINGENCIES (continued)

CONSULTING  AGREEMENT  (continued)

compensation of $120,000 paid through the issuance of 160,000 shares of the Company's restricted common stock and warrants to purchase an additional 160,000 restricted shares (collectively, the "Units"). Such Units were issued in February 2004.

LEGAL

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations and incriminations or breach of contract actions incidental to the normal operations of the business. The Company is currently not involved in any such litigation that management believes could have a material adverse impact on its consolidated financial position or consolidated results of operations.


10.  INCOME  TAXES

There is no material income tax expense recorded for the years ended December 31, 2003 and 2002, due to the Company's net losses.

Income tax expense for the years ended December 31, 2003 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                                   2003         2002
                                                                -----------  ----------

Income tax benefit at U.S. federal statutory rates              $ (987,000)  $(165,000)
State income tax benefit                                          (174,000)    (29,000)
Valuation allowance                                              1,161,000     194,000
State and local income taxes, net of federal income tax effect         800       1,662
                                                                -----------  ----------

                                                                $      800   $   1,662
                                                                ===========  ==========

The Company has a deferred tax asset and like amount of valuation allowance of approximately $1,760,000 at December 31, 2003, relating primarily to tax net operating loss carryforwards. The valuation allowance increased by approximately $1,161,000 during the year ended December 31, 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable income (losses) over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences.

As of December 31, 2003, the Company had net operating loss carryforwards ("NOLs") of approximately $4,400,000 available to offset future taxable income. The federal and state carryforward amounts expire in varying years through 2023.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted. Further, utilization of the Company's state NOLs for tax years beginning in 2002 and 2003 will be suspended under provisions of California law.


================================================================================
Page F-22

                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

================================================================================


11.  SUBSEQUENT  EVENTS  (Unaudited)

LIOLIOS  GROUP  AGREEMENT

On January 1, 2004, the Company entered into a financial public relations agreement with Liolios Group, Inc., pursuant to which we will pay Liolios Group $5,000 per month for six months, plus 50,000 shares of restricted common stock, in six equal monthly installments. The Company may terminate the agreement upon 30 days advance written notice, whereupon the obligation to issue the remaining portion of the 50,000 shares of common stock will terminate.

Effective on March 1, 2004, the Company entered into a termination of employment agreement with Steve Meineke. The Company agreed to pay Meineke Consulting, LLC, its 2002 accrued in the amount of $6,987 prior to paying any unpaid wages earned by any employees in the year 2003 and when it pays all other wages remaining unpaid for the year 2002, pro rata and in proportion to all other unpaid wages earned in 2002 and remaining unpaid as of March 1, 2004. The Company also agreed to pay to Steve Meineke his 2003 accrued salary in the amount of $38,959 after all wages remaining unpaid for the year 2002 are paid, and when it pays all other wages remaining unpaid for the year 2003, pro rata and in proportion to all other unpaid wages earned in 2003 and remaining unpaid as of March 1, 2004. In addition, the Company delivered a replacement promissory note payable on demand to Steve Meineke in the principal amount of $15,000, which is convertible into common stock at $1.25 per share.

The Company has agreed in principle to a management consulting agreement pursuant to which the Company will issue warrants for up to 1,000,000 shares of its restricted common stock, exercisable at the rate of $1.46 per share for five years from the date the warrants are vested. The warrants will vest as follows:
600,000 upon execution of the agreement (expected on or about April 1, 2004), 200,000 on or about July 1, 2004, and 200,000 on or about October 1, 2004. The agreement is subject to approval by the Lead Investor under the Company's Unit Purchase Agreement with Ceres Financial Ltd., dated November 12, 2003.

The Company has agreed in principle to sell in a private placement to an accredited investor 160,000 "Units" consisting of one share of restricted common stock and one warrant to purchase restricted common stock at a price of $1.46 for up to five years, for a total purchase price of $200,000. The agreement is subject to approval by the Lead Investor under the Company's Unit Purchase Agreement with Ceres Financial Ltd., dated November 12, 2003. Assuming that such approval is granted, the Company expects to close the transaction on or about April 1, 2004. The Company has agreed in principle to a one year consulting agreement with Mark Adair Financial Consulting ("Adair"). Such agreement required $150,000 to be paid to Adair during the year ended December 31, 2003, plus the issuance of options to acquire 250,000 shares of restricted common stock at $1.25 per share.


================================================================================
Page F-23

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information contained in the section titled "Experts and Changes in and Disagreements with Accountants on Accounting and Financial Matters" beginning on page 56 of our Registration Statement on Form SB-2, filed with the SEC on February 5, 2004, is hereby incorporated by reference.


ITEM 8A     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed during the period covered by this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2003. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

ITEM 9      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the name, age and position of each person who currently serves as a director and/or executive officer of our Company as of December 31, 2003, is set forth in our preliminary proxy solicitation on Schedule 14A, filed with the SEC on March 30, 2004, which is hereby incorporated by reference.

We have not adopted a code of ethics as of the date of filing this report. Our board of directors has not had time to complete the code of ethics and intends to do so within the next 30 days.

ITEM 10.    EXECUTIVE COMPENSATION

Information regarding the executive compensation of our named executive officers is set forth in our preliminary proxy solicitation on Schedule 14A, filed with the SEC on March 30, 2004, which is hereby incorporated by reference.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters is set forth in our preliminary proxy solicitation on Schedule 14A, filed with the SEC on March 30, 2004, which is hereby incorporated by reference.


ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth in our preliminary proxy solicitation on Schedule 14A, filed with the SEC on March 30, 2004, which is hereby incorporated by reference.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
Number      Description
----------------------------------------------------------------------------------------------
   10.1     Unit Purchase Agreement dated November 12, 2003(1)
   10.2     Amended and Restated Amendment No. 1 to Unit Purchase Agreement dated November
            12, 2003(1)
   10.3     Registration Rights Agreement dated November 12, 2003(1)
   10.4     Escrow and Contribution Agreement dated November 12, 2003(1)
   10.5     Consulting Agreement with Big Sky Management Ltd dated November 12, 2003(1)
   10.6     Agreement between Rapidtron, Inc. and Market Street Publishing Ltd., dated November,
            2003(1)
   10.7     Release of Security Agreement with Axess AG dated November 24, 2003(1)
   10.8     Stock Plan(1)
   10.9     Agreement between Rapidtron and Pioneering Innovation Inc., dated January 13, 2004.
            (1)
  10.10     Purchase Order from National Fitness Club Chain (2)
  10.11     Letter Agreement with John Creel Regarding Repayment of Debt, dated December 29,
            2003 (1)
  10.12     Letter Agreement with Equus Marketing Regarding Repayment of Debt, dated December
            31, 2003 (1)
  10.13     Letter Agreement with Peter Dermutz Regarding Repayment of Debt, dated December 31,
            2003 (1)
  10.14     Letter Agreement with Steve Meineke Regarding Repayment of Debt, dated December
            31, 2003 (1)
  10.15     Employment Agreement with Chris Perkins, dated December 1, 2003, as amended (1)
   21.1     Subsidiaries (1)
   23.1     Consent of Squar, Milner, Reehl & Williamson, LLP
   31.1     Certification Of Chief Executive Officer Pursuant To 15d-14.
   31.2     Certification Of Chief Financial Officer Pursuant To 15d-14.
   32.1     Certification Of Chief Executive Officer Pursuant To 18 U.S.C. Sec.1350, As Adopted
            Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
   32.2     Certification Of Chief Financial Officer Pursuant To 18 U.S.C. Sec.1350, As Adopted
            Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(1)  Incorporated by reference to our Registration Statement on Form SB-2, filed with the
     Securities and Exchange Commission on February 5, 2004.
(2)  Incorporated by reference to our Form 8-K filed with the Securities and Exchange
     Commission on January 14, 2004.



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is set forth in our preliminary proxy solicitation on Schedule 14A, filed with the SEC on _______, which is hereby incorporated by reference.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPDITRON,  INC.


Date: March 30, 2004

By:  /s/ John Creel
---------------------------------------------
John Creel, Chairman, President and
Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004

By:  /s/ John Creel
---------------------------------------------
John Creel, Chairman, President and
Chief Executive Officer

By:  /s/ Peter Dermutz
---------------------------------------------
Peter Dermutz, Chief Financial Officer
(Principal Financial Officer), Corporate Secretary,
Executive Vice President and Treasurer