Form 10QSB
period 2004-03-31
RAPIDTRON INC
filed 2004-05-17
CIK 1125028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission  file  number  000-31713

                                 RAPIDTRON, INC.
                                 ---------------

        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                88-0455472
-------------------------------                           ----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

3151 AIRWAY AVENUE, BUILDING Q
COSTA MESA, CALIFORNIA                                                     92626
---------------------------------------                              -----------
(Address of Principal Executive Offices)                             (Zip  Code)

                                 (949) 798-0652
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                              --
No
  --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.  Yes       No
                                                           ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practical date: 20,454,843 shares of Common Stock,
                                              ----------------------------------
$0.001  par  value,  outstanding  on  May  14,  2004.
----------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes      No  X
                                                                       --     --

                                 RAPIDTRON, INC.

                                TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .   2

     Item 1.     Financial Statement. . . . . . . . . . . . . . . . . . . .   2

     Condensed Consolidated Balance Sheet . . . . . . . . . . . . . . . . .   2

     Condensed Consolidated Statements of Operations. . . . . . . . . . . .   3

     Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . .   5

     Notes to Condensed Consolidated Financial Statements . . . . . . . . .   7

     Item 2.     Management's Discussion and Analysis . . . . . . . . . . .  13

     Cautionary Statements: . . . . . . . . . . . . . . . . . . . . . . . .  13

     General Overview:. . . . . . . . . . . . . . . . . . . . . . . . . . .  13

     Results of Operations of the Company:. . . . . . . . . . . . . . . . .  14

     Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

     Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

     Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . .  16

     Loss from Operations . . . . . . . . . . . . . . . . . . . . . . . . .  16

     Assets and Liabilities . . . . . . . . . . . . . . . . . . . . . . . .  17

     Stockholder's Deficit. . . . . . . . . . . . . . . . . . . . . . . . .  18

     Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . .  18

     Item 3.     Controls and Procedures. . . . . . . . . . . . . . . . . .  19

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  19

     Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  19

     Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . .  19

     Item 3.     Defaults by The Company Upon Its Senior Securities . . . .  20

     Item 4.     Submission of Matter to a Vote of Security Holders . . . .  20

     Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . .  20

     Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  20

PART III SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENT

================================================================================

                                RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

================================================================================

                                    UNAUDITED

================================================================================

                                     ASSETS

CURRENT ASSETS
  Cash                                                    $     1,862
  Accounts receivable, net of allowance for doubtful
    accounts of $20,000                                       490,395
  Inventory                                                   511,631
  Prepaid expenses and other current assets                   181,330
                                                          ------------
                                                            1,185,218

PROPERTY AND EQUIPMENT, NET                                   109,191

DEPOSITS AND OTHER ASSETS                                      12,380
                                                          ------------

                                                          $ 1,306,789
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                        $   934,364
  Accrued liabilities                                         229,447
  Due to related party                                        102,275
  Loans due to related parties                                291,284
  Current portion of long-term debt                            47,338
  Obligations under capital lease                               6,702
                                                          ------------
                                                            1,611,410
                                                          ------------

LONG-TERM DEBT, NET OF CURRENT PORTION                         48,933

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, par value $0.001 per share; 5,000,000
    shares authorized; no shares issued or outstanding              -
  Common stock, par value $0.001 per share; 100,000,000
    shares authorized; 20,269,514 shares issued and
    outstanding                                                20,270
  Additional paid-in capital                                5,114,886
  Stock subscriptions receivable                                 (305)
  Accumulated deficit                                      (5,488,405)
                                                          ------------
                                                             (353,554)
                                                          ------------

                                                          $ 1,306,789
                                                          ============

================================================================================
Page F-1 The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

================================================================================

                                    UNAUDITED
                                                 THREE-MONTHS       THREE-MONTHS
                                                ENDED MARCH 31,    ENDED MARCH 31,
                                                     2004               2003
                                               -----------------  -----------------
NET SALES                                      $        481,949   $         97,499

COST OF GOODS SOLD                                      346,012             58,124
                                               -----------------  -----------------

GROSS PROFIT                                            135,937             39,375

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,251,217            425,632
                                               -----------------  -----------------

LOSS FROM OPERATIONS                                 (1,115,280)          (386,257)

OTHER INCOME (EXPENSE)
  Interest expense                                       (6,491)           (22,354)
  Foreign exchange gain (loss)                           19,408             (8,768)
                                               -----------------  -----------------
                                                         12,917            (31,122)
                                               -----------------  -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (1,102,363)          (417,379)

PROVISION FOR INCOME TAXES                                  800                  -
                                               -----------------  -----------------

================================================================================
Page F-2 The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

================================================================================

                                    UNAUDITED
                                             THREE-MONTHS       THREE-MONTHS
                                            ENDED MARCH 31,    ENDED MARCH 31,
                                                 2004               2003
                                           -----------------  -----------------
NET LOSS                                   $     (1,103,163)  $       (417,379)
                                           =================  =================
BASIC AND DILUTED NET LOSS PER COMMON
  SHARE                                    $          (0.06)  $          (0.04)
                                           =================  =================
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                   19,992,000         10,051,000
                                           =================  =================

================================================================================
Page F-3 The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

================================================================================

                                    UNAUDITED

                                                                      2004         2003
                                                                  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(1,103,163)  $(417,379)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                        2,422       1,732
    Common stock issued for professional services                      62,999           -
    Unrealized foreign exchange loss (gain)                           (43,700)      4,384
    Changes in operating assets and liabilities:
      Accounts receivable                                            (173,008)     36,033
      Inventory                                                        46,571       4,558
      Prepaid expenses and other current assets                       (13,654)     10,787
      Deposits and other assets                                             -      (3,722)
      Accounts payable                                                190,793    (169,680)
      Accrued liabilities                                              32,210      64,669
      Due to related party                                             14,930      42,730
                                                                  ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES                                (983,600)   (425,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                         -      (1,797)
                                                                  ------------  ----------
NET CASH USED IN INVESTING ACTIVITIES                                       -      (1,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans due to related parties                                  -     420,000
Principal payment of loans due to related parties                     (32,985)     (1,363)
Principal payment of capital lease obligations                           (809)       (242)
Proceeds from exercise of warrant                                     400,000           -
Receipt of stock subscriptions receivable                             535,000           -
                                                                  ------------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             901,206     418,395
                                                                  ------------  ----------

NET DECREASE IN CASH                                                  (82,394)     (9,290)

CASH - beginning of period                                             84,256      10,835
                                                                  ------------  ----------

CASH - end of period                                              $     1,862   $   1,545
                                                                  ============  ==========

                                     (continued)

================================================================================
Page F-4 The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

================================================================================

                                                2004    2003
                                              --------  -----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the period for:
  Income taxes                                $    800  $   -
                                              ========  =====

  Interest                                    $  4,175  $ 945
                                              ========  =====

Non-cash investing and financing activities:
  Common stock issued to settle payable       $ 20,000  $   -
                                              ========  =====

  Common stock issued for prepaid expenses    $100,000  $   -
                                              ========  =====

  Software acquired through debt              $ 96,271  $   -
                                              ========  =====

================================================================================
Page F-5 The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

================================================================================

                                    UNAUDITED


1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS

          BASIS  OF  PRESENTATION

The management of Rapidtron, Inc. (the "Company"), without audit, prepared the condensed consolidated financial statements for the three-month periods ended March 31, 2004 and 2003. Due to the merger with Rapidtron, Inc., a Delaware corporation in May 2003, the reported amounts are those of the surviving corporation. The results of operations of Rapidtron, Inc. and Subsidiary (formerly known as The Furnishing Club) previously filed in prior years are not included herein. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's consolidated financial position as of March 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Rapidtron, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

The results of operations for the three-month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

During the year ended December 31, 2003, the Company completed a reverse merger. Effective May 8, 2003, the merged entity trades on the Over the Counter Bulletin Board under the symbol "RPDT.OB".

          PRINCIPLES  OF  CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

================================================================================

                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

================================================================================

                                    UNAUDITED

1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (continued)

          GOING  CONCERN  AND  LIQUIDITY  CONSIDERATIONS

The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report on the December 31, 2003 financial statements, which have been prepared assuming the Company will continue as a going concern. As such, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company has a working capital deficit of approximately $379,000, recurring losses from operations, an accumulated deficit of approximately $5,488,000, and has generated an operating cash flow deficit of approximately $984,000 for the three-month period then ended. The Company intends to fund operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2004.

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

================================================================================

                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

================================================================================

                                    UNAUDITED


1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (continued)

          STOCK  BASED  COMPENSATION

As of March 31, 2004, the Company has one stock-based compensation plan. The Company accounts for such grants under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted in prior periods had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," as amended, to stock-based employee compensation, there would have been no material change to net loss or loss per common share at March 31, 2004 and 2003.

          RECENT  ACCOUNTING  PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2003 and 2002 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB on March 30, 2004 that were required to be adopted during the year ended December 31, 2004 did not have a significant impact on the Company's financial statements.

2.  EQUITY  TRANSACTIONS

During the three-month period ended March 31, 2004, a warrant holder converted warrants to acquire 320,000 shares of the Company's common stock for cash totaling $400,000.

In connection with a financial public relations agreement entered into in January 2004 (see Note 4), the Company is required to issue 50,000 shares of its restricted common stock during the term of the agreement in six equal monthly installments of 8,333 shares, beginning on February 1, 2004. As of March 31, 2004, the Company has issued 16,666 shares of common stock under this agreement and has recorded approximately $23,000 of public relations expenses during the period then ended related to such issuances.

In November 2003, the Company entered into a consulting agreement with Big Sky Management Ltd ("Big Sky"). Such agreement required the Company to issue 120,000 shares of its restricted common stock plus warrants to acquire 120,000 shares of common stock (collectively, the "Units") in exchange for $160,000 of services to be performed during a 12-month period beginning on November 12, 2003. The Units were approved by the Board of Directors and issued in February
2004. The warrants are exercisable upon issuance at a price of $1.25 per share at any time up to February 12, 2005 and, thereafter, at a price of $1.50 per share at any time up to February 12, 2006, at which time such warrants shall expire. Under this agreement, the Company is required to file a registration statement on Form S-8 to register the common shares and the common shares acquirable upon exercise of the warrants under the Securities Act of 1933, as amended. At March 31, 2004, approximately $100,000 of expense under this agreement is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

During the three-month period ended March 31, 2004, the Company collected cash totaling $535,000 related to stock subscriptions receivable.

As noted above, warrants to acquire 120,000 shares of the Company's common stock were granted in February 2004. The Company has estimated the grant date fair value of such options to be $0.45 per share. Such fair value was estimated using the Black-Scholes option-pricing model using the following assumptions: two-year expected life; 49% estimated volatility; 1.88% risk free interest rate; and no dividends.

3.  LOSS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The Company reported a net loss for the three-month periods ended March 31, 2004 and 2003. As a result, options and warrants outstanding at March 31, 2004 and 2003 to acquire 2,182,000 and 150,000 shares of the Company's common stock, respectively have been excluded from the calculation of diluted net loss per share, because their inclusion would be antidilutive. Additionally, convertible debt to acquire 12,000 shares of the Company's common stock at March 31, 2004 (see Note 4) have been excluded from the calculation of diluted net loss per share, because those shares would also be antidilutive. As such, basic and diluted loss per share are the same for all periods presented. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

4.  COMMITMENTS  AND  CONTINGENCIES

          CONTINGENCIES

To obtain the release of inventory on order from Axess AG, the Company filed a UCC-1 Financing Statement on September 23, 2003, securing the related payable to Axess AG of approximately $100,000. Such payable is secured by certain accounts receivable totaling $100,000. Management believes that as of March 31, 2004, the Company has met all conditions and obligations required by the security agreement.

          LILIOS  AGREEMENT

On January 1, 2004, the Company entered into a public financial relations agreement with Lilios Group, Inc. ("Lilios"), pursuant to which the Company will pay Lilios $5,000 per month for six months, plus 50,000 shares of restricted common stock, in six equal monthly installments. The Company may terminate the agreement upon 30 days advance written notice, whereupon the obligation to issue the remaining portion of the 50,000 shares will terminate.

          STEVE  MEINEKE  TERMINATION

Effective March 1, 2004, the Company entered into a termination of employment agreement with Steve Meineke, former Chief Financial Officer of the Comapny. The Company agreed to pay Meineke Consulting, LLC, its 2002 accrued fees in the amount of $6,987 prior to paying any unpaid wages earned by any employees in the year 2003, and when it pays all other wages remaining unpaid for the year 2002, pro rata and in proportion to all other unpaid wages earned in 2002 and remaining unpaid as of March 1, 2004. The Company also agreed to pay to Steve Meineke his 2003 accrued salary in the amount of $38,959 after all wages remaining unpaid for the year 2002 are paid, and when it pays all other wages remaining unpaid for the year ended December 31, 2003, pro rata and in proportion to all other unpaid wages earned in 2003 and remaining unpaid as of March 1, 2004. In addition, the

Company delivered a replacement promissory note payable on demand to Steve Meineke in the principal amount of $15,000, which is convertible into common stock at $1.25 per share.

5.  PIONEERING  INNOVATIONS  AGREEMENT

The Company entered into a software development agreement with Pioneering Innovations Inc. ("Pioneering Innovations") on January 13, 2004. Pioneering Innovations has developed a piece of software titled COM DLL, which allows the Company's products to interface with customers existing back office software.

In accordance with this agreement, the Company purchased COM DLL for $100,000, to be paid in 24 equal monthly installments of $4,166.67. As no interest rate was specified in the agreement, the Company has applied a rate of 4% and recorded the related debt and asset at $96,271. Additionally, the agreement provides for support and maintenance services, related to new installations of the Company's products, by Pioneering Innovations over its three-year term. As consideration for such services, the Company will pay Pioneering Innovations 10 shares of the Company's restricted common stock per product installed that becomes fully integrated and operational with COM DLL, up to 40,000 shares. Such shares are due within 30 days of the end of each quarter. For the quarter ended March 31, 2004, the Company completed 33 software integrations and owed Pioneering Innovations 330 shares of common stock.

6.  MARKETING  SERVICES  AGREEMENT

During the three-month period ended March 31, 2004, the Company entered into a marketing services agreement. The Company incurred $400,000 in fees related to such agreement, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Services under this agreement were completed prior to March 31, 2004. There were no similar expenditures during the three-month period ended March 31, 2003.

7.  RELATED  PARTY  TRANSACTIONS

Equus Marketing and Design, Inc. ("Equus") is a party related to the Company through commonality of ownership. The Company shares a facility and certain administrative personnel with Equus (Equus is the lessee of the property and employer of certain personnel). Additionally, Equus provides marketing services to the Company. During the three-month periods ended March 31, 2004 and 2003, the Company incurred expenses from Equus approximating $115,000 and $143,000, respectively, and made repayments to Equus approximating $100,000 in each of the three-month periods.

Other related party transactions are discussed elsewhere in the notes to the condensed consolidated financial statements.

8.  SUBSEQUENT  EVENTS

          AMOTHY  AGREEMENT

On April 1, 2004, the Company has entered into a two-year management consulting agreement with Amothy Corporation ("Amothy") pursuant to which the Company will issue warrants for up to 1,000,000 shares of its restricted common stock, exercisable at the rate of $1.46 per share for five years from the date the warrants are vested. The warrants will vest as follows: 600,000 upon execution of the agreement (expected on or about April 1,

2004), 200,000 on or about July 1, 2004, and 200,000 on or about October 1, 2004. The warrants have piggyback registration rights. If the warrants are not registered at any time 12 months after the respective vesting dates of such warrants, then the warrants will have a cashless exercise provision at Amothy's option until such time as the shares underlying the warrants are registered. Based on the fair value of the warrants on the grant date, the Company estimates that it will record consulting fees approximating $650,000 over the life of this agreement.

          GENERATION  CAPITAL  UNIT  PURCHASE  AGREEMENT

Effective April 1, 2004, the Company sold in a private placement to Generation Capital Associates ("Generation Capital"), an accredited investor, 160,000
"Units" consisting of one share of restricted common stock and one warrant to purchase restricted common stock at a price of $1.46 for up to five years, for a total purchase price of $200,000. If prior to April 1, 2006 the Company files a new registration statement with the SEC, excluding any amendments to or refilings of registration statements currently on file with the SEC, then the Company is to include Generation Capital's resale of its shares in such registration statement on the same terms and conditions as provided to the other selling securities holders.

          AXESS  AG  UCC-1  AGREEMENT

Subsequent to March 31, 2004, the Company financed the purchase of $250,000 of inventory from Axess AG and granted to Axess AG a security interest in all of the Company's existing accounts receivable to secure the payables. The Company expects to satisfy this obligation from the sale of the inventory by the end of the second quarter of 2004.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions and intense competition, including intensification of price competition and the expansion of competition in providing end-to-end product and system solutions as more fully described in management discussion in this report. This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" in our SB-2 filed on February 5, 2004, hereby incorporated by reference.

GENERAL OVERVIEW:

We specialize in providing solutions for automated access through our wholly-owned operating company, Rapidtron Delaware. We distribute access control and ticketing/membership systems to the fitness, winter resort, amusement, transit industries and universities in North America. We have an exclusive distribution agreement for the North American market with Axess AG, a European manufacturer and distributor of such systems. We have jointly researched and developed such systems with Axess AG, and we sell, install and service all North American installations for Axess AG.

Our RF access control and ticketing/membership technology has been in operation for five years with over 2,500 access and 1,500 point of sale systems in Europe and North America. The European installations were sold, installed and serviced by Axess AG, our supplier.

Our system facilitates rapid operator-free customer or member entry and exit through automated turnstiles or portals and optional hands-free entry. This means our unique system provides customers and members automated access control to enter and exit facilities such as fitness clubs, university recreational centers, or access to a ski lift.

We are competing with traditional bar code providers. Our system is versatile and reads either bar code or RF Smart cards or other media (tags, ID bracelets, etc.). This dual capability allows a venue to issue and re-issue numerous types and durations of access privilege cards. Bar code tickets and cards are commonly found in grocery stores where they are read at check-out counters. Bar code tickets and cards are also common at fitness clubs where they are checked by operator assisted manual scanning done at front desk entry, and athletic and amusement venues where tickets are manually checked, or manually scanned by staff members at entry to the arena or amusement park. RF Smart cards, a technology that has been in existence since 1988, primarily in Europe, incorporate an antenna and a 2K memory chip and microprocessor laminated between two plastic sheets. Our RF Smart cards provide passive contactless identification technology. These cards require no electrical contacts, or visual contact. Our RF smart cards operate in harsh environmental conditions such as skiing at winter resorts in extreme temperatures with hands- free operation at the turnstile, as the long range antennas can read the cards in the pockets of the skier without being removed and placed near the reader. Our RF Smart cards have read/write memory, which means the card, when read by one of our RF ID readers, can read the data on the card, debit (points or cash) and write new data in addition to the value stored on the card.

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

Our RF Smart card is passive, which means it is powered by the reader field unlike an active card (transponder) with a battery. Our card and reader has a reading range of 10 to 120 centimeters. This allows the card to be utilized for hands-free operation. The range of 10 to 120 centimeters is totally dependent on the size of the antenna. Our indoor system of satellite readers provide proximity reading of Smart cards at a range of up to 10 centimeters, and our resort systems with long range antennas can read cards at a range of up to 120 centimeters for hands free operation. The Rapidtron Smart Card utilizes a 13.56 MHZ transponder for fast communication speed. We currently utilize the ISO 15693 standard chip. We are targeting the sale of our systems to existing bar code users in the fitness, resort and amusement, and university industries who have the opportunity to fully utilize the hands-free RF technology together with the Smart card debit/credit technology.

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

The following analysis of our operations refers primarily to those in the fitness, winter resort, amusement, and universities, which constitute the majority of our business activities. We are also exploring the possible integration of biometric technology with our RF Smart card technologies that would combine fingerprint identification systems with our access control systems. This may result in the acquisition of or combination with an existing biometric company. As a result, our current financial statements may not be indicative of future results, and the business plan discussed below may be modified accordingly. While we would expect any such acquisition to result in an increase in our operating revenue, such an acquisition will result in an increase in one-time expenses which are difficult at this time to predict and will likely cause future net losses to continue for a longer period of time than we currently estimate. If we are able to successfully acquire and combine such technologies, we will begin to market our combined products to new industries such as the government and security industries, while continuing to market the RF and Smart card access control systems in our traditional markets discussed below.


RESULTS OF OPERATIONS OF THE COMPANY:

Three Months ended March 31, 2004 compared to three months ended March 31, 2003.


                                     REVENUE

Our revenue for the three months ending March 31, 2004 was $481,949, an increase of $384,450 (394%) compared to the $97,499 from the same period last year.

For the three month period ended March 31, 2004, the $384,450 increase in our sales revenue was due primarily to the increased sales in fitness. Sales in fitness have expanded into several major national fitness chains and will continue through 2004. We are currently in the process of fulfilling orders for 125 access control systems for two national fitness chains, totaling approximately $1.7 million. We expect to recognize approximately $700,000 in gross revenue from these sales in the second quarter of 2004 and approximately $600,000 in gross revenue from these sale in the third quarter of 2004.

We have chosen to focus our sales efforts on fitness clubs, winter resorts and entertainment, and universities and colleges, niche markets where our system has penetrated key venues. We have made notable installations of our products with Bally Total Fitness, the world's largest fitness club chain, Park City Resort, Utah and Copper Mountain, Colorado, well-known four-season resorts, and University of California, Berkeley, a leading U.S. university. We targeted these specific customers due to their leadership position in each of their industries and the potential for sizeable revenues related to their individual contracts and future contracts. We have structured our sales, marketing and service around these 3 markets - fitness clubs, universities, and winter resorts. In this regard, we increased our focus in selling to the leading fitness chains in 2003 which resulted in two sales orders totaling 125 access control systems to be shipped through the first three quarters of 2004. We have additional meetings scheduled with other leading fitness chains that have shown interest in implementing our access control systems in their clubs. Following our installation at UCLA John Wooden Center, and sales presentations to more than 250 universities, we anticipate increased sales in 2004 with 8 new universities currently analyzing our systems for potential implementations in
2004.   While the winter resort business is now preparing for it's 2004/2005 season, we have expanded our presence with more installations at Park City, Utah, and the hiring of Chris Perkins as our V.P. of Resort Sales. We expect increased sales in each of the three targeted venues of fitness clubs, universities, and winter resorts over the next quarter, and throughout 2004.


We expect to increase our revenues in the targeted venues of fitness clubs, winter resorts, and universities in the second quarter of 2004, and to significantly increase our revenues in the targeted venues in the upcoming 12 months. We base these revenue growth expectations on the assumption that the successful sales, installations, and operation of our Rapidtron systems to date with industry leading customers in targeted venues will result in other customers within each venue emulating the leader in making their purchase decisions. For example, our Rapidtron system has now been operational in 80 locations with a national fitness club with 45 more scheduled over the next several months, and we expect to continue to expand in the club's other locations over the next 12 months. In the three months of 2004, we received approximately eighty-five percent (85%) of our gross revenue from fitness clubs, with 59% of gross revenues derived from one fitness customer. We expect to continue our growth in sales to fitness clubs in 2004, and we have meetings scheduled during the second quarter of 2004 with five other leading companies in the fitness industry, who we are currently working with us for potential implementations in 2004. As a result of these meetings, we hope to increase and diversify our gross revenue received through sales in the fitness industry. As of December 31, 2003, we have finalized and signed purchase orders with a major national fitness chain and another leading fitness chain to purchase and install a total of 125 Rapidtron systems in the first six months of 2004. We shipped approximately 25% of these purchase orders in the first quarter. These commitments will result in gross revenue of approximately $1.7 million over the first three quarters of 2004. Some locations require platforms, an automated rather than our standard manual Americans with Disability Act (ADA) gate and multiple readers due to the size of the club. Our equipment offerings are flexible, allowing us to handle different club needs and configurations.


Actual results may differ from our expectations as a result unexpected modifications to our systems that may be requested to meet the specific needs of potential customers that cause delay in the recognition of sales, or other delays in expected sales to the customers in the targeted venues.

                                  GROSS PROFIT

For the three months ending March 31, 2004, our gross profit totaled $135,936, compared to $39,375 for the same period last year. The $96,561 increase in gross profit was primarily a result of increased sales to fitness clubs.


We expect to modestly improve our gross profit through increased sales in the targeted venues of fitness clubs, winter resorts, and universities over the next quarter, and to significantly increase our gross profit in the targeted venues in the coming 12 months based on the same assumptions identified in our revenues. The unfavorable currency variance of the US Dollar to the Euro continues to negatively impact gross profit margins in 2004 due to our purchasing from a European supplier. We expect the unfavorable currency variance of the US Dollar to the Euro to continue in 2004 with possibly slight improvements, and to continue to negatively impact gross profit margins due to our plan to continue purchasing equipment, readers, and cards from our European supplier.

In the second quarter of 2004, we will be publishing 10% to 15% price increases for our access control systems to our customers, which will result in improved margins in the third and fourth quarter of 2004. In addition, we are in the process of negotiating volume discounts from our equipment suppliers, which should lead to reduced costs of goods in the later part of the second quarter.

Actual results may differ from our expectations as a result of delay in sales revenues, and in the ability to use gross profit from those revenues to meet orders from customers in the targeted venues. If we experience a delay in receiving gross revenue, we may need to finance, through short-term debt or equity financing, the acquisition and distribution of our products to meet the increase in demand, resulting in smaller margins and a decrease in gross profit.

                               OPERATING EXPENSES

During the three months ending March 31, 2004, our selling, general & administrative operating expenses totaled $1,251,217, an increase of $825,585 (194%) from the $425,632 incurred during the same period last year. Included in the $825,585 increase of operating expenses for the current quarter is approximately $550,000 related to a one-time increase in marketing costs associated with the creation, production and distribution of marketing material to potential investors, and investor relations/consulting of $50,000, pursuant to the Unit Purchase Agreement discussed in the section titled "Transactions with Selling Stockholders" in our registration statement on Form SB-2 filed with the Commission on February 5, 2004, hereby incorporated by reference. In addition, we incurred one-time expenses of approximately $60,000 in legal and accounting fees for the filing of our SB-2 and $15,000 for our website construction. Excluding the increased costs associated with the Unit Purchase Agreement and the professional fees related to the filing of the SB-2, our selling, general & administrative expenses were up approximately $150,000 (35%) from the same period last year. The remaining increase can be primarily attributed to increased salaries related to additional hires of a Financial Manager, a Vice President of Resort Sales and his related travel expenses, a Systems Technician and sales commissions for the increased sales.


We expect operating expenses in the ordinary course of business (not taking into consideration the one time expenses related to the Unit Purchase Agreement and the filing of the SB-2) to increase modestly over the next quarter as a result of operating, marketing and selling expenses to the fitness club, winter resort, university, and amusement markets. We expect operating expenses in the ordinary course of business to increase modestly over the next 12 months as a result of operating, marketing, selling, service and sales commission expenses related to increased revenues. The commissions paid to independent sales representatives are less than 1% of selling, general and administrative expenses during this period; however, will increase as a percentage of sales in the coming quarter, and 12 months. In addition, we will incur additional one-time expenses related to the filing of an amended registration statement on Form SB-2 related to the Unit Purchase Agreement and the cost associated with keeping the registration statement current and effective. We estimate these expenses to be $50,000 to $75,000 over the second quarter of 2004. Additionally, we will record approximately $390,000, $130,000 and $130,000 during the second, third and fourth quarters of 2004, respectively, in connection with warrants granted subsequent to March 31, 2004 for a management consulting agreement. Actual results may differ from our expectations as a result of any delay in sales revenues, and gross profit from those revenues, while operating expenses continue to increase to secure and meet the demand of our customers in the targeted venues.


                              LOSS FROM OPERATIONS

During the three months ended March 31, 2004, we had a loss from operations of $1,115,280, compared to a loss from operations in the prior year of $386,257. Excluding approximately $675,000 for expenses related to the Unit Purchase Agreement and the professional fees related to the filing of the SB-2, the loss from operations in the current quarter was approximately $440,000. Higher personnel costs to focus on core business channels in fitness, winter resort, university, amusement and financial reporting combined with increased costs related unfavorable foreign currency exchange rates with our European supplier were the factors driving the loss from operations in the current quarter when compared to the loss in the same period in 2003.


We expect overall loss from operations to decrease over the next quarter as a result of increased sales in fitness and resorts and the absence of some of the one-time expenses previously mentioned. We expect the overall loss from operations to decrease over the next 12 months as a result of significant increases in revenues and gross margin related to those sales. Actual results may differ from our expectations as a result of delay in sales revenues, and gross profit from those revenues, while operating expenses continue to secure those sales to the customers in the targeted venues.

                                INTEREST EXPENSE

For the three months ending March 31, 2004, our interest expense was $6,491. Our interest expense was $22,354 in the same quarter last year.

The decrease in interest expense was primarily the result of the payoff of debt to related parties over the past 12 months. At March 31, 2004, we owed $291,284 on notes due to related parties, compared to $1,239,560 at March 31, 2003.

We expect interest expense to increase over the next quarter as we plan to implement a revolving credit facility to help finance the increased working capital needs as sales increase. Actual results may differ from our expectations as a result of taking on additional debt necessary to finance operations, due to not meeting sales expectations.


                             ASSETS AND LIABILITIES

At March 31, 2004, we had total assets of $1,306,789 compared to total assets of $1,055,243 at December 31, 2003. Cash was $1,862 as of March 31, 2004, down from the $84,256 cash balance as of December 31, 2003. Cash used in operations was $983,600; cash used in investing activities was $0; and cash provided by financing activities was $901,206; with net decrease in cash during the current period being $82,394.

Our net accounts receivable were $490,395 at March 31, 2004, an increase of $173,008 (54%) from the $317,387 at December 31, 2003. The increase in accounts receivable is primarily due to sales in the fitness club industry.


Our net inventories decreased $46,571 (8%) over the past three months, to $511,631, from the $558,202 at December 31, 2003. A decrease in inventory is due to increased sales and the timing of receipts of incoming inventory purchases. Inventory will increase over the next 12 months to support the increased sales forecast.


Our net fixed assets totaled $109,191 at March 31, 2004, compared to $15,342 at December 31, 2003. The increase in fixed assets is related to the purchase of COM DLL software from Pioneer Innovations for the integration/interface of our equipment with the back office accounting systems of our fitness customers. The software was purchased for $96,271. Depreciation totaled $2,422, resulting in a net increased in fixed assets of $93,849.


Our total liabilities at March 31, 2004, were $1,660,343, an increase of $236,707 (16%) from the $1,423,636 at December 31, 2003. Our accounts payable and accrued liabilities totaled $1,163,811 at March 31, 2004, an increase of $159,300 (16%) from the $1,004,511 at December 31, 2003. There was an increase in accounts payable of $127,093 and an increase in accrued liabilities of $32,207. Our payables increased as a result of negotiating extended terms with our suppliers to support payment terms offered to our customers, and the accrued liabilities increased as a result of accruals for year-end audit fees and payroll taxes, less decreases in customer deposits and the other reserves.

Our accrued payroll totaled $141,497 at March 31, 2004, compared to $96,164 at December 31, 2003. The increase was due primarily to senior executives only receiving partial payment of their current and prior wages, with the remaining amount being accrued. Our accrued interest payable, which is included in accrued liabilities, was $7,352 at March 31, 2004, an increase of $678 from the $6,674 at December 31, 2003.

Our notes payable to related parties were $291,284, lease obligations $6,702 and current and long-term debt of $96,271 (related to the purchase of the COM DLL software) totaling $394,257 at March 31, 2004, an increase of

$62,477 (18%) from the $331,780 at December 31, 2003. The increase is related to the debt incurred with the purchase of the software.

                              STOCKHOLDER'S DEFICIT

Our stockholder's deficit was $353,554 at March 31, 2004, an increase of $14,839 from the $368,393 at December 31, 2003. The changes in stockholder's equity were as follows:

     Balance  as  of  December  31,  2003                 ($368,393)
     Net  Loss                                          ($1,103,163)
     Increase in Additional  Paid  in  Capital       $      582,545
     Increase in Common  Stock                       $          457
     Receipt of Stock Subscription Receivable        $      535,000
                                                     --------------
     Balance  as  of  March 31,  2004                     ($353,554)
                                                     ---------------


                         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had $1,306,789 in total assets, including $1,862 in cash, $490,395 in accounts receivable, $511,631 in inventories, and $181,330 in prepaid expenses and other current assets. We consider the accounts receivable to have a high probability of collection, as a majority of the receivables are to large customers in the fitness club industry. Subsequent to March 31, 2004, we have financed the purchase of $250,000 of our inventory from Axess AG and granted to Axess AG a security interest in all of our existing accounts receivable to secure the payables. We expect to satisfy this obligation from the sale of the inventory by the end of the second quarter of 2004.

Our inventories are finished goods consisting primarily of readers, turnstiles, and equipment and are very marketable, and will continue as current product models during 2004. Our fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to third parties. We will acquire additional inventory for fitness club, university, and winter resort sales in the 2nd and 3rd quarter supporting the increased sales.

At March 31, 2004, our total liabilities were $1,660,343, including accounts payable and accrued liabilities of $1,163,811, and amounts due to related parties (including due to related party and loans due to related parties) of $393,559. Loans to related parties include $62,500 to John Creel and Steve Meineke, directors of the Company.

We had negative working capital of $426,192 at March 31, 2004. Our negative cash flow from operations resulted primarily from our loss and our increased receivables. Our cash flow needs were met over the last quarter through sales revenues and the proceeds of private placements. We expect our operations to continue operating at a negative cash flow through at least the second and third quarter of 2004 as we continue to invest in new business opportunities. As a result, we will continue to rely upon short-term lines of credit with our suppliers and potentially additional equity or debt financing. Thus, our success, including our ability to fund future operations, depends largely on our ability to secure additional funding. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

We expect gross revenues averaging between $400,000 to $1,000,000 per month over the next quarter with net margins of approximately $140,000 to $350,000 per month. Operating expenses will be approximately $175,000 per month consisting of rent, salary, marketing, services, software interface, and other, excluding the anticipated increase due to sales commissions paid for increased sales volume secured by independent sales agents, new business development. The income from operations will not be sufficient to meet the increased working capital needs created by the increased sales over the next quarter. We expect to meet these increased cash flow needs through additional third-party loans, equity investment, and/ or a revolving credit facility.

Over the next 9 months, we project a loss from operations of approximately $700,000 (excluding expenses related to future registration statement costs and the expense that will be recorded in 2004 related to warrants issued for consulting services), and an increase in receivables of approximately $1,500,000. We expect to need approximately $2,000,000 from third-party loans and equity investment in order to meet the additional working capital needs.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

John Creel, our President and Chief Executive Officer, and Peter Dermutz, our Executive Vice President and our acting Treasurer, Principal Accounting Officer and Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they concluded that our disclosure controls and procedures are effective.

During the period covered by this report, we have adopted a new Code of Business Conduct and Ethics. A copy of the code is attached the this report as Exhibit 99.1.

PART II  - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None.

ITEM  2.  CHANGES  IN  SECURITIES

     On or about February 27, 2004, we issued 320,000 shares of our common stock upon exercise of a warrant more fully described on pages 16 and 17 of the prospectus included in our registration statement on Form SB-2, filed with the Commission on February 5, 2004 and hereby incorporated herein. We received total proceeds of $400,000, which by agreement with the purchaser were used solely for public relations and marketing services. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the purchasers contained a restrictive legend in accordance with Rule 905 and Rule 144.

     On or about March 1, 2004, we issued a replacement note to one of our directors, Steve Meineke, in the principal amount of $15,000, convertible into our common stock at a rate of $1.25 per share. The issuance and sale of the convertible note was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the convertible note, and we received no cash proceeds from the sale. The note was made strictly in replacement of a non-convertible debt instrument.

     On or about March 8, 2004, we issued 16,666 shares of our common stock to an individual accredited investor in connection with financial services provided to our company. We are obligated to issue a total of 50,000 shares of common stock in accordance with a financial services agreement included as Exhibit 10.1 to this report. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the purchasers contained a restrictive legend in accordance with Rule 144. The offer was closed upon execution of the agreement on or about January 1, 2004. We expect to issue all 50,000 shares by July 1, 2004.

     On  or  about  April  1, 2004, we issued to an accredited investor, 160,000 shares of common stock for $1.25 per share, plus a warrant to issue 160,000 shares of common stock for $1.46 per share at any time through March 31, 2009. We received total proceeds of $200,000. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the purchasers contained a restrictive legend in accordance with Rule 144. The offer was closed upon consummation of the sale on April 1, 2004.

     On or about April 1, 2004, we issued to an accredited investor, three warrants to purchase a total of 1,000,000 shares of our common stock, as follows: (1) one warrant to purchase up to 600,000 shares of common stock for $1.46 per share, vested immediately and exercisable beginning April 1, 2004 through March 31, 2009, (2) one warrant to purchase up to 200,000 shares of common stock at $1.46 per share, vesting and exercisable beginning on July 1, 2004, through June 30, 2009, and (3) one warrant to purchase up to 200,000 shares of common stock at $1.46 per share, vesting and exercisable beginning on October 1, 2004, through September 30, 2009. The warrants were issued in consideration of consulting services to be provided by the purchaser. The 400,000 unvested warrant will terminate if the purchaser fails to perform under the services agreement. The issuance and sale of the convertible note was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the warrants.

ITEM  3.  DEFAULTS  BY  THE  COMPANY  UPON  ITS  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTER  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

10.1   Financial Public Relations Agreement, dated January 1, 2004
10.2   Employment Termination Agreement, dated March 1, 2004
10.3   Director Service and Indemnification Agreement, dated March 1, 2004
10.4   Unit Purchase Agreement, dated April 1, 2004
10.5   Letter Agreement with Amothy Corporation, dated March 17, 2004
31.1   Certification of John Creel Pursuant to Rule 15d-14(a)
31.2   Certification of Peter Dermutz Pursuant to Rule 15d-14(a)
32.1   Certification of John Creel Pursuant to Rule  15d-14(b)
32.2    Certification of Peter Dermutz Pursuant to Rule  15d-14(b)
99.1  Code of Business Conduct and Ethics


(b)  Reports  on  Form  8-K

Form 8-K filed March 1, 2004, regarding Items 5 and 7 (exhibits only) related to the resignation of Steve Meineke as officer.

PART III SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPIDTRON, INC.,
a Nevada corporation

Date: May _____ ,2004


By:
   -----------------------------
   John Creel, President &
   Chief Executive Officer



By:
   -----------------------------
   Peter Dermutz, Executive Vice
   President, acting Secretary, Treasurer &
   Principal Financial Officer