Form 10QSB
period 2004-06-30
RAPIDTRON INC
filed 2004-08-16
CIK 1125028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission  file  number  000-31713

                                 RAPIDTRON, INC.
                                 ---------------

        (Exact name of small business issuer as specified in its charter)


NEVADA                                                                88-0455472
------                                                                ----------
(State  or  other  jurisdiction  of                            (I.R.S.  Employer
incorporation  or  organization)                         Identification  Number)

3151 AIRWAY AVENUE, BUILDING Q
COSTA MESA, CALIFORNIA                                                     92626
-----------------------------------------                                  -----
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
Yes X   No
    -      --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                          ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practical date: 20,463,058 shares of Common Stock,
                                              ----------------------------------
$0.001  par  value,  outstanding  on  August  11,  2004.
--------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (check  one): Yes      No  X
                                                                     ---     ---

                                RAPIDTRON, INC.


                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 1. Condensed Consolidated Financial Statements:. . . . . . . . . . . . . . . . . .   1

          Unaudited Condensed Consolidated Balance Sheet as of June 30, 2004. . . . . .   1

          Unaudited Condensed Consolidated Statements of Operations for the Three-Month
               and Six-Month Periods Ended June 30, 2004 and 2003 . . . . . . . . . . .   2

          Unaudited Condensed Consolidated Statements of Cash Flows for the Six-Month
               Periods Ended June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . .   4

          Notes to Unaudited Condensed Consolidated Financial Statements. . . . . . . .   5

Item 2. Management's Discussion and Analysis or Plan of Operations. . . . . . . . . . .  16

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .  23

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
--------------------------------------------------------------------------------

                                    UNAUDITED

                                      ASSETS

CURRENT ASSETS
Cash                                                               $    35,725
   Accounts receivable, net of allowance for doubtful accounts of
      $20,000                                                          953,888
   Inventory                                                           298,511
   Prepaid expenses and other current assets                           546,217
                                                                   ------------
                                                                     1,834,341

PROPERTY AND EQUIPMENT, NET                                             92,624

DEPOSITS AND OTHER ASSETS                                               12,380
                                                                   ------------

                                                                   $ 1,939,345
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                $ 1,107,851
   Accrued liabilities                                                 228,665
   Secured borrowings                                                   80,000
   Due to related party                                                 86,126
   Loans due to related parties                                        519,193
   Current portion of long-term debt                                    29,822
   Obligations under capital lease                                       5,957
                                                                   ------------
                                                                     2,057,614
                                                                   ------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                  48,933

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.001 per share; 5,000,000 shares
      authorized; no shares issued or outstanding                            -
   Common stock, par value $0.001 per share; 100,000,000 shares
      authorized; 20,454,727 shares issued and outstanding              20,455
   Additional paid-in capital                                        5,934,357
   Stock subscriptions receivable                                         (305)
   Accumulated deficit                                              (6,121,709)
                                                                   ------------
                                                                      (167,202)
                                                                   ------------

                                                                   $ 1,939,345
                                                                   ============

--------------------------------------------------------------------------------
     The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                  UNAUDITED
                                                 THREE-MONTHS      THREE-MONTHS       SIX-MONTHS        SIX-MONTHS
                                                ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                     2004              2003              2004              2003
                                               ----------------  ----------------  ----------------  ----------------
NET SALES                                      $       873,302   $       164,766   $     1,355,251   $       262,265

COST OF GOODS SOLD                                     648,363            99,593           994,375           143,945
                                               ----------------  ----------------  ----------------  ----------------

GROSS PROFIT                                           224,939            65,173           360,876           118,320

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           834,644         1,011,143         2,085,861         1,436,774
                                               ----------------  ----------------  ----------------  ----------------

LOSS FROM OPERATIONS                                  (609,705)         (945,970)       (1,724,985)       (1,318,454)

OTHER INCOME (EXPENSE)
   Interest expense                                     (8,247)          (36,638)          (14,738)          (58,992)
   Foreign exchange gain (loss)                        (14,552)            9,448             4,856           (13,092)
                                               ----------------  ----------------  ----------------  ----------------
                                                       (22,799)          (27,190)           (9,882)          (72,084)
                                               ----------------  ----------------  ----------------  ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (632,504)         (973,160)       (1,734,867)       (1,390,538)

PROVISION FOR INCOME TAXES                                 800               800             1,600               800
                                               ----------------  ----------------  ----------------  ----------------

                                            (continued)

--------------------------------------------------------------------------------
     The accompanying notes are an integral part of these condensed consolidated financial statements.


--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                    UNAUDITED

                                                 THREE-MONTHS      THREE-MONTHS      SIX-MONTHS        SIX-MONTHS
                                                ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                    2004              2003              2004              2003
                                               ----------------  ----------------  ----------------  ----------------

NET LOSS                                       $      (633,304)  $      (973,960)  $    (1,736,467)  $    (1,391,338)
                                               ================  ================  ================  ================

BASIC AND DILUTED NET LOSS PER COMMON SHARE    $         (0.03)  $         (0.07)  $         (0.09)  $         (0.11)
                                               ================  ================  ================  ================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        20,446,000        14,415,000        20,225,000        12,223,000
                                               ================  ================  ================  ================

--------------------------------------------------------------------------------
     The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                    UNAUDITED
                                                                       2004          2003
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $(1,736,467)  $(1,391,338)
Adjustments to reconcile net loss to net cash used in operating activities:
        Provision for bad debts                                              -         7,000
        Depreciation                                                    20,896         3,501
        Common stock issued for professional services                   97,871       400,000
        Warrants issued for professional services                      243,534             -
        Unrealized foreign exchange loss (gain)                         (5,584)          335
        Changes in operating assets and liabilities:
            Accounts receivable                                       (636,501)     (113,216)
            Inventory                                                  259,691       (87,838)
            Prepaid expenses and other current assets                  (37,291)       11,611
            Deposits and other assets                                        -        (3,722)
            Accounts payable                                           326,164      (294,365)
            Accrued liabilities                                         31,428        70,790
            Due to related party                                        (1,219)       30,292
                                                                   ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                               (1,437,478)   (1,366,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                     (1,907)       (1,797)
                                                                   ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                   (1,907)       (1,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans due to related parties                             250,000     1,627,924
Principal payment of loans due to related parties                      (55,076)     (262,662)
Principal payment of capital lease obligations                          (1,554)         (823)
Proceeds from secured borrowings                                        80,000             -
Principal payment of long-term debt                                    (17,516)            -
Proceeds from the issuance of common stock                             200,000             -
Proceeds from exercise of warrant                                      400,000             -
Receipt of stock subscriptions receivable                              535,000             -
                                                                   ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,390,854     1,364,439
                                                                   ------------  ------------

NET DECREASE IN CASH                                                   (48,531)       (4,308)

CASH - beginning of period                                              84,256        10,835
                                                                   ------------  ------------

CASH - end of period                                               $    35,725   $     6,527
                                                                   ============  ============

                                  (continued)

--------------------------------------------------------------------------------
     The accompanying notes are an integral part of these condensed consolidated financial statements.


--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                    UNAUDITED
                                                                       2004          2003
                                                                   ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes                                                       $     1,600   $       800
                                                                   ============  ============

    Interest                                                       $     8,984   $    10,558
                                                                   ============  ============

Non-cash investing and financing activities:
    Common stock issued to settle payable                          $    20,000   $         -
                                                                   ============  ============

    Common stock issued for prepaid expenses                       $   100,000   $         -
                                                                   ============  ============

    Software acquired through debt                                 $    96,271   $         -
                                                                   ============  ============

    Warrants issued for prepaid expenses                           $   381,250   $         -
                                                                   ============  ============

    Common stock issued to pay accrued salaries                    $         -   $    64,000
                                                                   ============  ============

    Equipment acquired via capital lease                           $         -   $     2,375
                                                                   ============  ============

    Stock issued to retire related party debt at $1.00 per share   $         -   $ 1,648,024
                                                                   ============  ============

    Retire treasury stock                                          $         -   $   196,000
                                                                   ============  ============

--------------------------------------------------------------------------------
     The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

     BASIS  OF  PRESENTATION

     The management of Rapidtron, Inc. (the "Company"), without audit, prepared the condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2004 and 2003. Due to the merger with Rapidtron, Inc., a Delaware corporation in May 2003, the reported amounts are those of the surviving corporation. The results of operations of Rapidtron, Inc. and Subsidiary (formerly known as The Furnishing Club) previously filed in prior years are not included herein. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's consolidated financial position as of June 30, 2004, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003, have been made. Such adjustments consist only of normal recurring adjustments.

     Certain note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Rapidtron, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on March 30, 2004.

     The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------
1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (continued)

     BUSINESS  (continued)

     During the year ended December 31, 2003, the Company completed a reverse merger. Effective May 8, 2003, the merged entity's common stock is quoted on the Over the Counter Bulletin Board under the symbol "RPDT.OB".

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

     GOING  CONCERN  AND  LIQUIDITY  CONSIDERATIONS

     The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report on the December 31, 2003 financial statements, which have been prepared assuming the Company will continue as a going concern. As such, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Company has a working capital deficit of approximately $223,000, recurring losses from operations, an accumulated deficit of approximately $6,122,000, and has generated an operating cash flow deficit of approximately $1,437,000 for the six-month period then ended. The Company intends to fund operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2004.

     Thereafter, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------
1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (continued)

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

     EMPLOYEE  STOCK  BASED  COMPENSATION

     As of March 31, 2004, the Company has one employee stock-based compensation plan. The Company accounts for such grants under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted in prior periods had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," as amended, to stock-based employee compensation.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------
     1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (continued)

     EMPLOYEE  STOCK  BASED  COMPENSATION  (continued)

                                                                      FOR THE THREE-MONTHS ENDED JUNE 30,
                                                                           2004                 2003
                                                                   --------------------  -------------------
Net loss:
     As reported                                                   $          (633,304)  $         (973,960)
     Deduct: Total stock-based employee compensation expense
          determined under fair value based method for all awards              (48,375)                   -
                                                                   --------------------  -------------------

               Pro forma                                           $          (681,679)  $         (973,960)
                                                                   ====================  ===================

Basic and diluted net loss per share:
     As reported                                                   $             (0.03)  $            (0.07)
                                                                   ====================  ===================

     Pro forma                                                     $             (0.03)  $            (0.07)
                                                                   ====================  ===================


                                                                      FOR THE SIX-MONTHS ENDED JUNE 30,
                                                                           2004                 2003
                                                                   --------------------  -------------------

Net loss:
     As reported                                                   $        (1,736,467)  $       (1,391,338)
     Deduct: Total stock-based employee compensation expense
          determined under fair value based method for all awards              (96,750)                   -
                                                                   --------------------  -------------------

               Pro forma                                           $        (1,833,217)  $       (1,391,338)
                                                                   ====================  ===================

Basic and diluted net loss per share:
     As reported                                                   $             (0.09)  $            (0.11)
                                                                   ====================  ===================

     Pro forma                                                     $             (0.09)  $            (0.11)
                                                                   ====================  ===================

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------
     1. BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

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

     In connection with the Pioneering Innovations Agreement (see Note 6), the Company issued 210 shares of restricted common stock in June 2004 for services approximating $400.

     During the three-month period ended March 31, 2004, a warrant holder converted warrants to acquire 320,000 shares of the Company's common stock for cash totaling $400,000. No warrants were exercised during the three-month period ended June 30, 2004.

     In connection with a financial public relations agreement entered into in January 2004 (see Note 5), the Company is required to issue 50,000 shares of its restricted common stock during the term of the agreement in six equal monthly installments of 8,333 shares, beginning on February 1, 2004. As of June 30, 2004, the Company has issued 41,666 shares of common stock under this agreement and has recorded approximately $58,000 of public relations expenses during the six-month period then ended related to such issuances.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------
     2.  EQUITY  TRANSACTIONS  (continued)

     In November 2003, the Company entered into a consulting agreement with Big Sky Management Ltd ("Big Sky"). Such agreement required the Company to issue 120,000 shares of its restricted common stock plus warrants to acquire 120,000 shares of common stock (collectively, the "Units") in exchange for $160,000 of services to be performed during a 12-month period beginning on November 12, 2003. The Units were approved by the Board of Directors and issued in February
2004. The warrants are exercisable upon issuance at a price of $1.25 per share at any time up to February 12, 2005 and, thereafter, at a price of $1.50 per share at any time up to February 12, 2006, at which time such warrants shall expire. Under this agreement, the Company is required to file a registration statement on Form S-8 to register the common shares and the common shares acquirable upon exercise of the warrants under the Securities Act of 1933, as amended. At June 30, 2004, approximately $67,000 of expense under this agreement is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

     During the three-month period ended March 31, 2004, the Company collected cash totaling $535,000 related to stock subscriptions receivable. No stock subscription collections were made during the three-months ended June 30, 2004.


     3.  WARRANTS

     Warrants to acquire 120,000 shares of the Company's common stock were granted in February 2004 as part of the Big Sky Management agreement (see Note
2). The Company has estimated the grant date fair value of such options to be $0.45 per share.

     In connection with the Adair Consulting Agreement (see Note 5), the Company granted warrants to acquire 250,000 shares of the Company's restricted common stock at an exercise price of $1.25 per share between January 1, 2004 and December 31, 2004, and thereafter at $1.50 per share until five years following the expiration or termination of the Adair Consulting Agreement. Such warrants are exercisable on the date of grant. Total compensation of $145,000 has been estimated using the Black-Scholes option pricing model and is to be amortized over the one-year life of the Adair Consulting Agreement. At June 30, 2004, approximately $73,000 of expense under this agreement is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

     Warrants to acquire 160,000 shares of the Company's common stock were granted in April 2004 in connection with the Generation Capital Associates purchase of Units (see Note 2). The Company has estimated the grant date fair value of such options to be $0.65 per share.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------
     3.  WARRANTS  (continued)

     On  April  1,  2004,  the  Company   entered into a two-year management
consulting agreement with Amothy Corporation ("Amothy") pursuant to which the Company will issue warrants for up to 1,000,000 shares of its restricted common stock, exercisable at the rate of $1.46 per share for five years from the date the warrants are vested. The warrants will vest as follows: 600,000 on or about April 1, 2004, 200,000 on or about July 1, 2004, and 200,000 on or about October 1, 2004. The warrants have piggyback registration rights. If the warrants are not registered at any time 12 months after the respective vesting dates of such warrants, then the warrants will have a cashless exercise provision at Amothy's option until such time as the shares underlying the warrants are registered. Based on the fair value of the warrants on the grant date, the Company estimates that it will record consulting fees approximating $650,000 over the life of this agreement. Expense approximating $81,000 was charged to expense during the three-month period ended June 30, 2004. At June 30, 2004, approximately $309,000 of expense under this agreement is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

     As part of the Silicon Valley Bank ("SVB") Accounts Receivable Purchase Agreement (see Note 9), the Company granted SVB warrants to acquire 150,862 shares of common stock at $0.58 per share for five years from the date of grant. Such warrants are immediately exercisable. The Company recorded expense approximating $50,000 based on the estimated fair value of the warrants.

     The above fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: 4.8-year expected life; 52% estimated volatility; 3.13% risk free interest rate; and no dividends.


     4.  LOSS  PER  SHARE

     The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The Company reported a net loss for the three-month and six-month periods ended June 30, 2004 and 2003. As a result, options and warrants outstanding at June 30, 2004 and 2003 to acquire 3,742,862 and 150,000 shares of the Company's common stock, respectively have been excluded from the calculation of diluted net loss per share, because their inclusion would be antidilutive.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------
     4.  LOSS  PER  SHARE  (continued)

Additionally, convertible debt to acquire 12,000 shares of the Company's common stock at March 31, 2004 (see Note 5) have been excluded from the calculation of diluted net loss per share, because those shares would also be antidilutive. As such, basic and diluted loss per share are the same for all periods presented. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.


     5.  COMMITMENTS  AND  CONTINGENCIES

     CONTINGENCIES

     To obtain the release of inventory on order from Axess AG, the Company filed a UCC-1 Financing Statement on September 23, 2003, securing the related payable to Axess AG of approximately $100,000. Such payable is secured by certain accounts receivable totaling $100,000. Axess AG released this security agreement prior to June 30, 2004.

     To obtain the release of additional inventory on order from Axess AG, the Company filed a UCC-1 Financing Statement on April 27, 2004, securing the related payable to Axess AG of approximately $250,000. Such payable is secured by the Company's accounts receivable. The Company has met all conditions and obligations required by the security agreement, and Axess AG released this security agreement prior to June 30, 2004.

     LIOLIOS  AGREEMENT

     On January 1, 2004, the Company entered into a public financial relations agreement with Liolios Group, Inc. ("Liolios"), pursuant to which the Company will pay Liolios $5,000 per month for six months, plus 50,000 shares of restricted common stock, in six equal monthly installments (see Note 2). The Company may terminate the agreement upon 30 days advance written notice, whereupon the obligation to issue the remaining portion of the 50,000 shares will terminate.

     STEVE  MEINEKE  TERMINATION

     Effective March 1, 2004, the Company entered into a termination of employment agreement with Steve Meineke, former Chief Financial Officer of the Company. The Company agreed to pay Meineke Consulting, LLC, its 2002 accrued fees in the amount of $6,987 prior to paying any unpaid wages earned by any employees in the year 2003, and when it pays all other wages remaining unpaid for the year 2002, pro rata and in proportion to all other unpaid wages earned in 2002 and remaining unpaid as of March 1, 2004.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------
     5.  COMMITMENTS  AND  CONTINGENCIES  (continued)

     STEVE  MEINEKE  TERMINATION  (continued)

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

     ADAIR  CONSULTING  AGREEMENT

     Effective January 1, 2004, the Company entered into a consulting agreement with Mark Adair Financial Accounting Services ("Adair"), pursuant to which the Company will pay Adair $12,500 per month for 12 months, plus warrants to acquire 250,000 shares of restricted common stock (see Note 3) in exchange for financial, accounting and strategic business planning consulting services. Such agreement, as amended, requires the Company to register the underlying 250,000 shares by filing a registration statement on Form S-8 by October 29, 2004.

     6.  PIONEERING  INNOVATIONS  AGREEMENT

     The Company entered into a software development agreement with Pioneering Innovations Inc. ("Pioneering Innovations") on January 13, 2004. Pioneering Innovations has developed a piece of software titled COM DLL, which allows the Company's products to interface with customer's existing back office software.

     In accordance with this agreement, the Company purchased COM DLL for $100,000, to be paid in 24 equal monthly installments of $4,166.67. As no interest rate was specified in the agreement, the Company has applied a rate of 4% and recorded the related debt and asset at $96,271. Additionally, the agreement provides for support and maintenance services, related to new installations of the Company's products, by Pioneering Innovations over its three-year term. As consideration for such services, the Company will pay Pioneering Innovations 10 shares of the Company's restricted common stock per product installed that becomes fully integrated and operational with COM DLL, up to 40,000 shares. Such shares are due within 30 days of the end of each quarter. For the six-months ended June 30, 2004, the Company completed 21 software integrations and has issued Pioneering Innovations 210 shares of restricted common stock (see Note 2).

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------
     6.  PIONEERING  INNOVATIONS  AGREEMENT

     In the Company's March 31, 2004 Form 10-QSB that was previously filed with the SEC on May 17, 2004, management disclosed that 33 installations had been completed prior to March 31, 2004. However, it was found that the true number of installations was 21 through June 30, 2004.


     7.  MARKETING  SERVICES  AGREEMENT

     During the three-month period ended March 31, 2004, the Company entered into a marketing services agreement. The Company incurred $400,000 in fees related to such agreement, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Services under this agreement were completed prior to March 31, 2004. There were no similar expenditures during the three-month period ended June 30, 2004 or the three-month and six-month periods ended June 30, 2003.


     8.  RELATED  PARTY  TRANSACTIONS

     Equus Marketing and Design, Inc. ("Equus") is a party related to the Company through commonality of ownership. The Company shares a facility and certain administrative personnel with Equus (Equus is the lessee of the property and employer of certain personnel). Additionally, Equus provides marketing services to the Company. During the six-month periods ended June 30, 2004 and 2003, the Company incurred expenses from Equus approximating $192,000 and $228,000, respectively, and made repayments to Equus approximating $193,000 and $198,000, respectively.

     Other related party transactions are discussed elsewhere in the notes to the condensed consolidated financial statements.


     9.  SECURED  BORROWINGS

     Effective June 29, 2004, the Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank ("SVB"). Under such agreement, the Company can request SVB to purchase, with full recourse, certain trade accounts receivable. If SVB accepts such offer, they will advance 70% to 80% of the face amount of the "purchased" receivable to the Company. RPDT is required to pay $20,000 yearly as a Facility Fee, plus a monthly Finance Charge of 1.5% on the average daily Account Balance outstanding, as defined. Advances may not exceed $1,750,000 (with the underlying "purchased" receivables not exceeding $2,500,000). Advances are secured by substantially all assets of the Company.

     The Agreement has a one-year term, and then continues on a year-to-year basis thereafter. The Company is recording advances under the agreement as secured borrowings. The Company is obligated to repurchase transferred receivables under the agreement and, therefore, the transaction does not qualify as a sale under the terms of Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At June 30, 2004, the Company received an advance of $80,000 against the "purchase" of trade receivables totaling $116,246.


     10.  SUBSEQUENT  EVENTS

     In July 2004, the Company entered into a Memorandum of Understanding ("MOU") regarding a potential transaction with Smart Card Integrators, Inc., a privately held California corporation ("SCI"). The MOU gives both parties the right to conduct due diligence until October 18, 2004, to determine if it is in their respective best interest to bring in SCI as a subsidiary of the Company. For more information, please see the Company's Form 8-K, as filed with the SEC on August 3, 2004.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            ------------------------------------

CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions and intense competition, including intensification of price competition and the expansion of competition in providing end-to-end product and system solutions as more fully described in management discussion in this report. This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. This report should be read in conjunction with the risk factors set forth on pages 3 through 13 of our registration statement on From SB-2 filed with the Commission on May 2, 2004, which risk factors are hereby incorporated by this reference.

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

Our RF access control and ticketing/membership technology has been in operation for approximately six years with over 2,750 access and 1,700 point of sale systems in Europe and North America. The European installations were sold, installed and serviced by Axess AG, our supplier.

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

The following analysis of our operations refers primarily to those in the fitness, winter resort, amusement, and university industries, which constitute the majority of our business activities. We are also exploring the possible integration of biometric technology with our RF Smart card technologies that would combine fingerprint identification systems with our access control systems. On or about July 19, 2004, we entered into a Memorandum of Understanding with Smart Card Integrators, Inc., a privately held California corporation ("SCI"), regarding a potential our potential acquisition of SCI as another subsidiary that we would operate, in addition to Rapidtron, Inc., a Delaware corporation. The MOU gives both parties the right to conduct due diligence until October 18, 2004, to determine if it is in their respective best interest to bring in SCI as a subsidiary of Rapidtron. If we are satisfied with our due diligence and are able to meet the other conditions of closing this transaction more fully described below, our current financial statements may not be indicative of future results, and the business plan discussed below may be modified accordingly. While we would expect any such acquisition to result in an increase in our operating revenue, such an acquisition will result in an increase in one-time expenses which are difficult at this time to predict and will likely cause future net losses to continue for a longer period of time than we currently estimate. If we are able to successfully acquire and combine such technologies, we will begin to market our combined products to new industries such as the government and security industries, while continuing to market the RF and Smart card access control systems in our traditional markets discussed below. A more detailed discussion of the business of SCI is set forth on pages 2 and 3 of our report on Form 8-K, filed with the Commission on August 3, 2004, which is hereby incorporated by reference.


RESULTS OF OPERATIONS OF THE COMPANY:

Three Months ended June 30, 2004 compared to three months ended June 30, 2003 and the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

                                     REVENUE

Our revenue for the three months ending June 30, 2004 was $873,302, an increase of $708,536 (430%) compared to the $164,766 from the same period last year.

For the three month period ended June 30, 2004, the $708,536 increase in our sales revenue was due primarily to the increased sales in fitness. Sales in fitness continue to expand into several major national fitness chains and will continue through 2004. We are currently in the process of fulfilling orders for 125 access control systems for two national fitness chains, totaling approximately $1.7 million over the first three quarters of 2004. We recognized approximately $700,000 in gross revenue from these sales in the second quarter of 2004 and expect to recognize approximately $600,000 in gross revenue from these sales in the third quarter of 2004.

For the six month period ending June 30, 2004, we had revenues of $1,355,251, an increase of $1,092,986 (416%) from $262,265 for the same period in fiscal year 2003.

We have chosen to focus our sales efforts on fitness clubs, winter resorts and entertainment, and universities and colleges, niche markets where our system has penetrated key venues. We have made notable installations of our products with Bally Total Fitness, the world's largest fitness club chain, Park City Resort, Utah and Copper Mountain, Colorado, well-known four-season resorts, and University of California, Berkeley, a leading U.S. university. We targeted these specific customers due to their leadership position in each of their industries and the potential for sizeable revenues related to their individual contracts and future contracts. We have structured our sales, marketing and service around these 3 markets - fitness clubs, universities, and winter resorts. In this regard, we increased our focus in selling to the leading fitness chains in 2003 which resulted in two sales orders totaling 125 access control systems to be shipped through the first three quarters of 2004. We have additional meetings scheduled with other leading fitness chains that have shown interest in implementing our access control systems in their clubs. Following our installation at UCLA John Wooden Center, and sales presentations to more than 250 universities, we anticipate increased sales in 2004 with 8 new universities currently analyzing our systems for potential implementations in 2004. While the winter resort business is now preparing for its 2004/2005 season, we have expanded our presence with more installations at Park City, Utah, and the hiring of Chris Perkins as our V.P. of Resort Sales. We expect increased sales in each of the three targeted venues of fitness clubs, universities, and winter resorts over the third and fourth quarter of 2004. Even if we enter the biometric government and securities markets through the acquisition of SCI as a new subsidiary, we will continue to focus on these three targeted venues through our Rapidtron Delaware operations.

We expect to increase our revenues in the targeted venues of fitness clubs, winter resorts, and universities in the third quarter of 2004, and to significantly increase our revenues in the targeted venues in the upcoming 12 months. We continue to base these revenue growth expectations on the assumption that the successful sales, installations, and operations of our Rapidtron systems to date with industry leading customers in targeted venues will result in other customers within each venue emulating the leader in making their purchase decisions. For example, our Rapidtron system has now been operational in 90 locations with a national fitness club with 35 more scheduled over the next several months, and we expect to continue to expand in the club's other locations over the next 12 months. In the first six months of 2004, we received approximately eighty-five percent (85%) of our gross revenue from fitness clubs, with 78% of gross revenues derived from one fitness customer. We expect to continue our growth in sales to fitness clubs in 2004, and we have meetings scheduled during the third and fourth quarter of 2004 with all other leading companies in the fitness industry, who we are currently working with for potential implementations in 2004. As a result of these meetings, we hope to increase and diversify our gross revenue received through sales in the fitness industry.

Actual results may differ from our expectations as a result unexpected modifications to our systems that may be requested to meet the specific needs of potential customers that cause delay in the recognition of sales, or other delays in expected sales to the customers in the targeted venues.

                                  GROSS PROFIT

For the three months ending June 30, 2004, our gross profit totaled $224,939, compared to $65,173 for the same period last year. The $159,766 increase in gross profit was primarily a result of increased sales to fitness clubs.

During the six months ending June 30, 2004, we had gross profit of $360,876, compared to gross profit of $118,320 for the same period last year. This represents an increase of $242,556 from the same period last year. The 205% increase in gross profit was primarily a result of increased sales to fitness clubs.

We expect to modestly improve our gross profit through increased sales in the targeted venues of fitness clubs, winter resorts, and universities over the third and fourth quarter of 2004, and to significantly increase our gross profit in the targeted venues in the coming 12 months based on the same assumptions identified in our revenues. The unfavorable currency variance of the US Dollar to the Euro continues to negatively impact gross profit margins in 2004 due to our purchasing from a European supplier. We expect the unfavorable currency variance of the US Dollar to the Euro to continue in 2004 with possibly slight improvements, and to continue to negatively impact gross profit margins due to our plan to continue purchasing equipment, readers, and cards from our European supplier.

At the end of the second quarter of 2004, we published 10% to 15% price increases for our access control systems to our customers, which will result in improved margins in the third and fourth quarter of 2004. In addition, we are in the process of negotiating volume discounts from our equipment suppliers, which should lead to reduced costs of goods in the later part of the second quarter.

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

                               OPERATING EXPENSES

During the three months ending June 30, 2004, our selling, general and administrative operating expenses totaled $834,644, a decrease of $176,499 (18%) from the $1,011,143 incurred during the same period last year. The reduction in expenses can be attributed to costs incurred in the prior year quarter related to our reverse merger, plus decreased costs and travel expenses over the three month period.

For the six months ended June 30, 2004, selling, general and administration expenses totaled $2,085,861, an increase of $649,087, or 45% from $1,436,774 incurred during the same period last year. Included in the $649,087 increase of operating expenses for the current quarter is approximately $550,000 related to a one-time increase in marketing costs associated with the creation, production and distribution of marketing material to potential investors, and investor relations/consulting of $50,000, pursuant to the Unit Purchase Agreement discussed in the section titled "Transactions with Selling Stockholders" in our registration statement on Form SB-2 filed with the Commission on February 5, 2004, hereby incorporated by reference. In addition, we incurred one-time expenses of approximately $60,000 in legal and accounting fees for the filing of our SB-2 and $15,000 for our website construction. Excluding the increased costs associated with the Unit Purchase Agreement and the professional fees related to the filing of the SB-2, our selling, general & administrative expenses were comparable with the same period last year.

We expect operating expenses in the ordinary course of business (not taking into consideration the one time expenses related to the Unit Purchase Agreement and the filing of the SB-2) to increase modestly over the next two quarters of 2004 as a result of operating, marketing and selling expenses to the fitness club, winter resort, university, and amusement markets. We expect operating expenses in the ordinary course of business to increase modestly over the next 12 months as a result of operating, marketing, selling, service and sales commission expenses related to increased revenues. The commissions paid to independent sales representatives are less than 1% of selling, general and administrative expenses during this period; however, these commissions will increase as a percentage of sales in the coming quarter, and 12 months. In addition, we will incur additional one-time expenses related to the filing of an amended registration statement on Form SB-2 related to the Unit Purchase Agreement and the cost associated with keeping the registration statement current and effective. We estimate these expenses to be $50,000 to $75,000 over the third quarter of 2004. Additionally, we will record approximately $154,000 during each of the third and fourth quarters of 2004 in connection with warrants granted in 2004 for consulting agreements. Actual results may differ from our expectations as a result of any delay in sales revenues, and gross profit from those revenues, while operating expenses continue to increase to secure and meet the demand of our customers in the targeted venues.

                              LOSS FROM OPERATIONS

During the three months ended June 30, 2004, we had a loss from operations of $609,705, compared to a loss from operations in the prior year of $945,970. The $336,265 decrease in loss from operations was primarily a result of increased sales to fitness clubs.

During the six months ending June 30, 2004, we had a loss from operations of $1,724,985, compared to a loss from operations of $1,318,454 for the same period last year. This represents an increase in the loss from operations of $406,531 from the same period last year. The 31% increase in the loss from operations was primarily a result of $675,000 in expenses related to the Unit Purchase Agreement and the professional fees related to the filing of the SB-2. In addition, higher personnel costs to focus on core business channels in fitness, winter resort, university, amusement and financial reporting combined with increased costs related unfavorable foreign currency exchange rates with our European supplier were the factors driving the loss from operations for the six month period.

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

                                INTEREST EXPENSE

For the three months ending June 30, 2004, our interest expense was $8,247. Our interest expense was $36,638 in the same quarter last year.

During the six months ending June 30, 2004, our interest expense was $14,738, compared to an interest expense of $58,992 for the same period last year. The decrease in interest expense was primarily the result of the payoff of debt to related parties over the past 12 months. At June 30, 2004, we owed $519,193 on notes due to related parties, compared to $538,161 at June 30, 2003. Additionally, during the three-month period ended June 30, 2003, we repaid debt approximating $1,648,000 through the issuance of our restricted common stock.

We expect interest expense to increase over the third and fourth quarter of 2004 due to the interest related to the credit facility we implemented at the end of the second quarter to help finance the increased working capital needs as sales increase. Actual results may differ from our expectations as a result of taking on additional debt necessary to finance operations, due to not meeting sales expectations.

                             ASSETS AND LIABILITIES

At June 30, 2004, we had total assets of $1,939,345 compared to total assets of $1,055,243 at December 31, 2003. Cash was $35,725 as of June 30, 2004, down from the $84,256 cash balance as of December 31, 2003. Cash used in operations was $1,437,478; cash used in investing activities was $1,907; and cash provided by financing activities was $1,390,854; with net decrease in cash during the six month period being $48,531.

Our net accounts receivable were $953,888 at June 30, 2004, an increase of $636,501 (200%) from the $317,387 at December 31, 2003. The increase in accounts receivable is primarily due to sales in the fitness club industry.

Our net inventories decreased $259,691 (47%) over the past six months, to $298,511, from the $558,202 at December 31, 2003. A decrease in inventory is due to increased sales and the timing of receipts of incoming inventory purchases. Inventory will increase over the next 12 months to support the increased sales forecast.

Our net fixed assets totaled $92,624 at June 30, 2004, compared to $15,342 at December 31, 2003. The increase in fixed assets is related to the purchase of COM DLL software from Pioneer Innovations for the integration/interface of our equipment with the back office accounting systems of our fitness customers. The software was purchased for $96,271.

Our total liabilities at June 30, 2004, were $2,057,614, an increase of $633,978 (45%) from the $1,423,636 at December 31, 2003. Our accounts payable and accrued liabilities totaled $1,336,516 at June 30, 2004, an increase of $332,005 (33%) from the $1,004,511 at December 31, 2003. There was an increase in accounts payable of $300,580 and an increase in accrued liabilities of $31,425. Our payables increased as a result of negotiating extended terms with our suppliers to support payment terms offered to our customers, and the accrued liabilities increased as a result of accruals for year-end audit fees and payroll taxes, less decreases in customer deposits and the other reserves.

Our accrued payroll totaled $116,914 at June 30, 2004, compared to $96,164 at December 31, 2003. The increase was due primarily to senior executives only receiving partial payment of their current and prior wages, with the remaining amount being accrued. Our accrued interest payable, which is included in accrued liabilities, was $8,371 at June 30, 2004, an increase of $1,697 from the $6,674 at December 31, 2003.

Our notes payable to related parties were $519,193, lease obligations of $5,957 and current and long-term debt of $78,755 (related to the purchase of the COM DLL software) totaling $603,905 at June 30, 2004, an increase of $272,125 (82%) from the $331,780 at December 31, 2003. The increase is related to a short term bridge loan of $250,000 which was subsequently paid off in July 2004, plus financing the purchase of the COM DLL software.

                              STOCKHOLDER'S DEFICIT

Our stockholder's deficit was $167,202 at June 30, 2004, a decrease of $201,191 from the $368,393 at December 31, 2003. The changes in stockholder's equity were as follows:

     Balance  as  of  December  31,  2003                 ($368,393)
     Net  Loss                                          ($1,736,467)
     Increase in Additional  Paid  in  Capital           $1,402,016
     Increase in Common  Stock                                 $642
     Receipt of Stock Subscription Receivable              $535,000
                                                          ---------
     Balance  as  of  June 30,  2004                      ($167,202)


                         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had $1,939,345 in total assets, including $35,725 in cash, $953,888 in accounts receivable, $298,511 in inventories, and $546,217 in prepaid expenses and other current assets. We consider the accounts receivable to have a high probability of collection, as a majority of the receivables are to large customers in the fitness club industry.

Our inventories are finished goods consisting primarily of readers, turnstiles, and equipment and are very marketable, and will continue as current product models during 2004. Our fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to third parties. We will acquire additional inventory for fitness club, university, and winter resort sales in the 3rd and 4th quarter supporting the increased sales.

At June 30, 2004, our total liabilities were $2,106,547, including accounts payable and accrued liabilities of $1,336,516, and amounts due to related parties (including due to related party and loans due to related parties) of $611,276. Loans to related parties include $104,759 to John Creel and Steve Meineke, directors of the Company.

We had negative working capital (current assets minus current liabilities) of $223,273 at June 30, 2004. Our negative cash flow from operations resulted primarily from our loss and our increased receivables. Our cash flow needs were met over the last quarter through sales revenues and the proceeds of private placements. We expect our operations to continue operating at a negative cash flow through at least the third quarter of 2004 as we continue to invest in new business opportunities. As a result, we will continue to rely upon short-term lines of credit with our suppliers and potentially additional equity or debt financing. Thus, our success, including our ability to fund future operations, depends largely on our ability to secure additional funding. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

We expect gross revenues averaging between $250,000 to $1,000,000 per month over the next quarter with net margins of approximately $87,500 to $350,000 per month. Operating expenses will be approximately $175,000 per month consisting of rent, salary, marketing, services, software interface, and other, excluding the anticipated increase due to sales commissions paid for increased sales volume secured by independent sales agents, and new business development. The income from operations will not be sufficient to meet the increased working capital needs created by the increased sales over the next quarter. We expect to meet these increased cash flow needs through additional third-party loans, equity investment, and/or a revolving credit facility. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

Over the next 6 months, we project a loss from operations of approximately $500,000 (excluding expenses related to future registration statement costs and the expense that will be recorded in 2004 related to warrants issued for consulting services), and an increase in receivables of approximately $1,500,000. We expect to need approximately $2,000,000 from third-party loans and equity investment in order to meet the additional working capital needs. If we are able to meet the financing contingency and close the transaction with SCI, we expect to meet these needs by the first part of 2005.

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

As of June 27, 2004, we entered into an accounts receivable financing credit facility with Silicon Valley Bank ("SVB") to help support the cash flow requirements in financing our projected sales growth. The maximum borrowing on the line is $1,750,000 on qualified and eligible gross domestic accounts receivable subject to prior approval of account debtors by SVB, and as of June 30, 2004, we had borrowed $80,000 on the credit line. This facility will not be sufficient to meet all the cash flow requirements over the next 12 months. We will require additional debt or equity financings to meet the additional requirements.

ITEM  3.     CONTROLS  AND  PROCEDURES
             -------------------------

John Creel, our president and chief accounting officer, and Peter Dermutz, our executive Vice President and our acting Treasurer, Principal Accounting Officer and Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they concluded that our disclosure controls and procedures are effective.

                          PART II -- OTHER INFORMATION
                                     -----------------

ITEM 2.     CHANGES IN SECURITIES
            ---------------------

On or about May 12, 2004, we issued 16,666 shares of our common stock to an individual accredited investor in connection with financial services provided to our company. We are obligated to issue a total of 50,000 shares of common stock in accordance with a financial services agreement included as Exhibit 10.1 to our Form 10-QSB filed with the Commission on May 17, 2004, which is hereby incorporated by reference. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the purchasers contained a restrictive legend in accordance with Rule 144. The offer was closed upon execution of the agreement on or about January 1, 2004. The final disbursement of 16,666 shares of common stock was issued on July 26, 2004, after the period covered by this report.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

(a)  Exhibits

10.1     Accounts Receivable Purchase Agreement
10.2 Intellectual Property Security Agreement with Rapidtron, Inc., a Nevada corporation
10.3 Intellectual Property Security Agreement with Rapidtron, Inc., a Delaware corporation
10.4     Warrant to Purchase Stock
10.5     Registration Rights Agreement
10.6     Amendment to Consulting Agreement
31.1     Certification of John Creel Pursuant to Rule 15d-14(a)
31.2     Certification of Peter Dermutz Pursuant to Rule 15d-14(a)
32.1     Certification of John Creel Pursuant to Rule  15d-14(b)
32.2     Certification of Peter Dermutz Pursuant to Rule  15d-14(b)


(b)  Reports  on  Form  8-K

Form 8-K filed August 3, 2004, regarding Items 7 (exhibits only) and 9 related to the Memorandum of Understanding entered into with Smart Card Integrators, Inc.

PART I SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPIDTRON, INC.,
a Nevada corporation

Date: August 16 ,2004



By:
   ----------------------------------------
   John Creel, President &
   Chief Executive Officer



By:
   ----------------------------------------
   Peter Dermutz, Executive Vice
   President, acting Secretary, Treasurer &
   Principal Financial Officer