Form 10QSB/A
period 2004-06-30
RAPIDTRON INC
filed 2004-08-20
CIK 1125028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 000-31713

                                 Rapidtron, Inc.
                                 ---------------

        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                88-0455472
------------                                                     ---------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

3151 AIRWAY AVENUE, BUILDING Q
COSTA MESA, CALIFORNIA                                                     92626
------------------------------------------------------                   -------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (949) 798-0652
                              --------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_  No  ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practical date: 20,303,058 shares of Common Stock,
                                              ----------------------------------
$0.001  par  value,  outstanding  on  August  11,  2004.
     --------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (check  one): Yes ___ No _X_

                                EXPLANATORY NOTE
                                ----------------

We are filing this amendment to add Item 4 of Part II and to correct the signature pages and the certifications made in Exhibits 31.1 , 31.2, 32.1, and
32.2. We inadvertently failed to include the date and signature designation in print form on the electronic versions filed on August 16, 2004, although the original paper documents are properly signed.

This Amendment No. 1 updates only the information regarding the submission of matters to a vote of security holders in Part II, Item 4. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-QSB, and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-QSB. No other changes to the financial statements or disclosures have been made.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 6, 2004, we held our annual meeting of shareholders. The following resolutions were considered by the shareholders and approved by a vote as follows:


(1)  To elect the following nominees as directors of the company:

     John Creel, Director, President and Chief executive Officer
     7,276,898 FOR 0 AGAINST 6,589,260 ABSTAIN

     Steve Meineke, Director
     7,277,098 FOR 800 AGAINST 6,588,460 ABSTAIN

(2)  To approve the Rapidtron 2003 Stock Plan.

     7,271,568 FOR 4,830 AGAINST 6,589,760 ABSTAIN

(3)  To approve the Amended and Restated 2003 Stock Plan Agreement with John
     Creel.

     7,270,468 FOR 4,830 AGAINST 6,590,860 ABSTAIN

(4) To approve the Amended and Restated 2003 Stock Plan Agreement with Steve Meineke.

          7,270,468 FOR 4,630 AGAINST [ ] ABSTAIN

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1  Accounts Receivable Purchase Agreement
10.2  Intellectual Property Security Agreement with Rapidtron, Inc., a Nevada corporation
10.3  Intellectual Property Security Agreement with Rapidtron, Inc., a Delaware corporation
10.4  Warrant to Purchase Stock
10.5  Registration Rights Agreement
10.6  Amendment to Consulting Agreement
31.1  Certification of John Creel Pursuant to Rule 15d-14(a) (As to Original)
31.2  Certification of Peter Dermutz Pursuant to Rule 15d-14(a) (As to Original)
31.3  Certification of John Creel Pursuant to Rule 15d-14(a) (As to Amendment No. 1)
31.4  Certification of Peter Dermutz Pursuant to Rule 15d-14(a) (As to Amendment No. 1)
32.1  Certification of John Creel Pursuant to Rule  15d-14(b)
32.2  Certification of Peter Dermutz Pursuant to Rule  15d-14(b)


(b) Reports on Form 8-K

Form 8-K filed August 3, 2004, regarding Items #7 (exhibits only) and 9 related to the Memorandum of Understanding entered into with Smart Card Integrators, Inc.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPIDTRON, INC.,
a Nevada corporation

Date:  August 16, 2004

By:     /s/  John Creel
   ----------------------------
     John Creel, President &
     Chief Executive Officer


By:     /s/  Peter Dermutz
   --------------------------------------------
     Peter Dermutz, Executive Vice President,
     acting Secretary, Treasurer &
     Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPIDTRON, INC.,
a Nevada corporation

Date: August 17, 2004

By:     /s/  John Creel
   ----------------------------
     John Creel, President &
     Chief Executive Officer


By:     /s/  Peter Dermutz
   --------------------------------------------
     Peter Dermutz, Executive Vice President,
     acting Secretary, Treasurer &
     Principal Financial Officer