Form 10QSB
period 2004-09-30
RAPIDTRON INC
filed 2004-11-22
CIK 1125028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 000-31713

                                 RAPIDTRON, INC.
                                 ---------------

        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                88-0455472
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

3151 AIRWAY AVENUE, BUILDING Q
COSTA MESA, CALIFORNIA                                                     92626
------------------------------------------                               -------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practical date: 20,463,058 shares of Common Stock,
                                              ----------------------------------
$0.001 par value, outstanding on November 16, 2004.
---------------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                                     RAPIDTRON, INC.
                              (FORMERLY THE FURNISHING CLUB)

                                    TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 1. Condensed Consolidated Financial Statements:. . . . . . . . . . . . . . . . .   1

        Unaudited Condensed Consolidated Balance Sheet as of September 30, 2004 . . .   1

        Unaudited Condensed Consolidated Statements of Operations for the Three-month
            and Nine-Month Periods Ended September 30, 2004 and 2003. . . . . . . . .   2

        Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-Month
            Periods Ended September 30, 2004 and 2003 . . . . . . . . . . . . . . . .   3

        Notes to Unaudited Condensed Consolidated Financial Statements. . . . . . . .   5

Item 2. Management's Discussion and Analysis or Plan of Operations. . . . . . . . . .  14

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. . . . . . . . . .  21

Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

-----------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
-----------------------------------------------------------------------------

                                   UNAUDITED

                                    ASSETS

CURRENT ASSETS
  Cash                                                           $    12,923
    Accounts receivable, net of allowance for doubtful accounts
      of $43,281                                                   1,213,995
    Inventory                                                        353,775
  Prepaid expenses and other current assets                          119,320
                                                                 ------------
                                                                   1,700,013

PROPERTY AND EQUIPMENT, NET                                           82,266

DEPOSITS AND OTHER ASSETS                                             12,380
                                                                 ------------

                                                                 $ 1,794,659
                                                                 ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                               $ 1,327,264
  Accrued liabilities                                                280,788
  Secured borrowings                                                 707,855
  Due to related party                                                84,937
  Loans due to related parties                                       254,236
  Current portion of long-term debt                                   18,041
  Obligations under capital lease                                      5,061
                                                                 ------------
                                                                   2,678,182

LONG-TERM DEBT, NET OF CURRENT PORTION                                48,933

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $0.001 per share; 5,000,000
      shares authorized; no shares issued or outstanding                   -
    Common stock, par value $0.001 per share; 100,000,000
      shares authorized; 20,463,061 shares issued and
      outstanding                                                     20,463
    Additional paid-in capital                                     5,682,099
    Stock subscriptions receivable                                      (305)
  Accumulated deficit                                             (6,634,713)
                                                                 ------------
                                                                    (932,456)
                                                                 ------------

                                                                 $ 1,794,659
                                                                 ============

--------------------------------------------------------------------------------
                                                                               1
The accompanying notes are an integral part of these condensed consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------
                                                 RAPIDTRON, INC.
                                          (FORMERLY THE FURNISHING CLUB)
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
-----------------------------------------------------------------------------------------------------------------

                                                  UNAUDITED
                                               ---------------
                                                THREE-MONTHS     THREE-MONTHS      NINE-MONTHS      NINE-MONTHS
                                                    ENDED            ENDED            ENDED            ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                    2004             2003             2004             2003
                                               ---------------  ---------------  ---------------  ---------------

NET SALES                                      $      494,095   $      325,648   $    1,849,346   $      587,913

COST OF GOODS SOLD                                    336,445          246,887        1,330,820          390,832
                                               ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                                          157,650           78,761          518,526          197,081

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          627,591          480,379        2,713,452        1,917,154
                                               ---------------  ---------------  ---------------  ---------------

LOSS FROM OPERATIONS                                 (469,941)        (401,618)      (2,194,926)      (1,720,073)

OTHER INCOME (EXPENSE)
  Interest expense                                    (12,939)         (13,517)         (27,677)         (72,509)
  Foreign exchange gain (loss)                        (29,217)         (25,698)         (24,361)         (38,790)
                                               ---------------  ---------------  ---------------  ---------------
                                                      (42,156)         (39,215)         (52,038)        (111,299)
                                               ---------------  ---------------  ---------------  ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (512,097)        (440,833)      (2,246,964)      (1,831,372)

PROVISION FOR INCOME TAXES                                907                -            2,507              800
                                               ---------------  ---------------  ---------------  ---------------

NET LOSS                                       $     (513,004)  $     (440,833)  $   (2,249,471)  $   (1,832,172)
                                               ===============  ===============  ===============  ===============

BASIC AND DILUTED NET LOSS PER COMMON SHARE    $        (0.03)  $        (0.03)  $        (0.11)  $        (0.13)
                                               ===============  ===============  ===============  ===============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                     20,463,000       17,771,000       20,305,000       14,085,000
                                               ===============  ===============  ===============  ===============

--------------------------------------------------------------------------------
                                                                               2
The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------------------
                                       RAPIDTRON, INC.
                               (FORMERLY THE FURNISHING CLUB)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------------------

                                        UNAUDITED
                                                                      2004          2003
                                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(2,249,471)  $(1,832,172)
Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for bad debts                                            23,281        17,000
    Depreciation                                                       31,254         5,260
    Common stock issued for professional services                     109,372       400,000
    Warrants issued for professional services                         361,034             -
    Unrealized foreign exchange loss (gain)                            14,304             -
    Changes in operating assets and liabilities:
      Accounts receivable                                            (919,889)     (236,305)
      Inventory                                                       204,427       (92,684)
      Prepaid expenses and other current assets                         8,356         8,422
      Deposits and other assets                                             -         1,521
      Accounts payable                                                525,689      (140,870)
      Accrued liabilities                                              83,551       219,209
      Due to related party                                             (2,408)       45,524
                                                                  ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                              (1,810,500)   (1,605,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                    (1,907)       (1,797)
                                                                  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                  (1,907)       (1,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans due to related parties                            250,000     1,777,924
Principal payment of loans due to related parties                    (320,034)     (291,349)
Principal payment of capital lease obligations                         (2,450)       (1,279)
Proceeds from secured borrowings                                      707,855             -
Principal payment of long-term debt                                   (29,297)            -
Proceeds from the issuance of common stock                            200,000       122,368
Proceeds from exercise of warrant                                     400,000             -
Receipt of stock subscriptions receivable                             535,000             -
                                                                  ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,741,074     1,607,664
                                                                  ------------  ------------

NET (DECREASE)INCREASE IN CASH                                        (71,333)          772

CASH - beginning of period                                             84,256        10,835
                                                                  ------------  ------------

CASH - end of period                                              $    12,923   $    11,607
                                                                  ============  ============
                                    (continued)

--------------------------------------------------------------------------------
                                                                               3
The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------------
                                    RAPIDTRON, INC.
                            (FORMERLY THE FURNISHING CLUB)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------------

                                     UNAUDITED
                                                                    2004       2003
                                                                  --------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
Cash paid during the period for:
    Income taxes                                                  $  2,507  $        -
                                                                  ========  ==========

    Interest                                                      $ 18,142  $   37,523
                                                                  ========  ==========

Non-cash investing and financing activities:
    Common stock issued to settle payable                         $ 20,000  $   28,951
                                                                  ========  ==========

    Common stock issued for prepaid expenses                      $100,000  $        -
                                                                  ========  ==========

    Software acquired through debt                                $ 96,271  $        -
                                                                  ========  ==========

    Common stock issued to pay accrued salaries                   $      -  $   64,000
                                                                  ========  ==========

    Equipment acquired via capital lease                          $      -  $    2,375
                                                                  ========  ==========

    Stock issued to retire related party debt at $1.00 per share  $      -  $1,708,024
                                                                  ========  ==========

    Retire treasury stock                                         $      -  $  196,000
                                                                  ========  ==========

--------------------------------------------------------------------------------
                                                                               4
The accompanying notes are an integral part of these condensed consolidated financial statements.

-----------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
-----------------------------------------------------------------------------

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

     BASIS  OF  PRESENTATION

     The management of Rapidtron, Inc. (the "Company"), without audit, prepared the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2004 and 2003. Due to the merger with Rapidtron, Inc., a Delaware corporation in May 2003, the reported amounts are those of the surviving corporation. The results of operations of Rapidtron, Inc. and Subsidiary (formerly known as The Furnishing Club) previously filed in prior years are not included herein. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's consolidated financial position as of September 30, 2004, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003, have been made. Such adjustments consist only of normal recurring adjustments.

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

     The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

-----------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
-----------------------------------------------------------------------------

     GOING  CONCERN  AND  LIQUIDITY  CONSIDERATIONS

     The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report on the December 31, 2003 financial statements, which have been prepared assuming the Company will continue as a going concern. As such, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company has a working capital deficit of approximately $978,000, recurring losses from operations, an accumulated deficit of approximately $6,635,000, and has generated an operating cash flow deficit of approximately $1,811,000 for the nine-month period then ended. The Company intends to fund operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2004.

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

     EMPLOYEE  STOCK  BASED  COMPENSATION

     As of September 30, 2004, the Company has one employee stock-based compensation plan. The Company accounts for such grants under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted in prior periods had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended, to stock-based employee compensation.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

                                                                  FOR THE THREE-MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    2004             2003
                                                               ---------------  ---------------
Net loss:
  As reported                                                  $     (513,004)  $     (440,833)
  Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards         (48,375)               -
                                                               ---------------  ---------------

         Pro forma                                             $     (561,379)  $     (440,833)
                                                               ===============  ===============

Basic and diluted net loss per share:
  As reported                                                  $        (0.03)  $        (0.03)
                                                               ===============  ===============

  Pro forma                                                    $        (0.03)  $        (0.03)
                                                               ===============  ===============


                                                                   FOR THE NINE-MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    2004             2003
                                                               ---------------  ---------------

Net loss:
  As reported                                                  $   (2,249,471)  $   (1,832,172)
  Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards          (145,125)               -
                                                               ---------------  ---------------

      Pro forma                                                $   (2,394,596)  $   (1,832,172)
                                                               ===============  ===============

Basic and diluted net loss per share:
  As reported                                                  $        (0.11)  $        (0.13)
                                                               ===============  ===============

  Pro forma                                                    $        (0.12)  $        (0.13)
                                                               ===============  ===============

-----------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
-----------------------------------------------------------------------------

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

2.  EQUITY  TRANSACTIONS

     Effective April 1, 2004, the Company sold in a private placement to Generation Capital Associates ("Generation Capital"), an accredited investor, 160,000 "Units" consisting of one share of restricted common stock and one warrant to purchase restricted common stock at a price of $1.46 for up to five years, for a total purchase price of $200,000. If prior to April 1, 2006, the Company files a new registration statement with the SEC, excluding any amendments to or refilings of registration statements currently on file with the SEC, then the Company is to include Generation Capital's resale of its shares in such registration statement on the same terms and conditions as provided to the other selling securities holders.

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

     In connection with a financial public relations agreement entered into in January 2004 (see Note 5), the Company is required to issue 50,000 shares of its restricted common stock during the term of the agreement in six equal monthly installments of 8,333 shares, beginning on February 1, 2004. As of September 30, 2004, the Company has issued all 50,000 shares of common stock under this agreement and has recorded approximately $39,000 of public relations expenses during the nine-month period then ended related to such issuances.

     In November 2003, the Company entered into a consulting agreement with Big Sky Management Ltd ("Big Sky"). Such agreement required the Company to issue 120,000 shares of its restricted common stock plus warrants to acquire 120,000 shares of common stock (collectively, the "Units") in exchange for $160,000 of services to be performed during a 12-month period beginning on November 12, 2003. The Units were approved by the Board of Directors and issued in February
2004. The warrants are exercisable upon issuance at a price of $1.25 per share at any time up to February 12, 2005 and, thereafter, at a price of $1.50 per share at any time up to February 12, 2006, at which time such warrants shall expire. Under this agreement, the Company is required to file a registration statement on Form S-8 to register the common shares and the common shares acquirable upon exercise of the warrants under the Securities Act of 1933, as amended. At September 30, 2004, approximately $27,000 of expense under this agreement is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

     During the three-month period ended March 31, 2004, the Company collected cash totaling $535,000 related to stock subscriptions receivable. No stock subscription collections were made during the six-months ended September 30, 2004.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

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

     On April 1, 2004, the Company entered into a two-year management consulting agreement with Amothy Corporation ("Amothy") pursuant to which the Company will issue warrants for up to 1,000,000 shares of its restricted common stock, exercisable at the rate of $1.46 per share for five years from the date the warrants are vested. The warrants will vest as follows: 600,000 on or about April 1, 2004, 200,000 on or about July 1, 2004, and 200,000 on or about October 1, 2004. The warrants have piggyback registration rights. If the warrants are not registered at any time 12 months after the respective vesting dates of such warrants, then the warrants will have a cashless exercise provision at Amothy's option until such time as the shares underlying the warrants are registered. Based on the fair value of the warrants on the grant date, the Company estimates that it will record consulting fees approximating $650,000 over the life of this agreement. Expense approximating $81,000 was charged to expense during the each of the three-month periods ended September 30, 2004 and June 30, 2004.

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

4.  LOSS  PER  SHARE

     The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The Company reported a net loss for the three-month and nine-month periods ended September 30, 2004 and 2003. As a result, options and warrants outstanding at September 30, 2004 and 2003 to acquire 3,742,862 and 150,000 shares of the Company's common stock, respectively, have been excluded from the calculation of diluted net loss per share, because their inclusion would be antidilutive.

     Additionally, convertible debt to acquire 12,000 shares of the Company's common stock at September 30, 2004 (see Note 5) have been excluded from the calculation of diluted net loss per share, because those shares would also be antidilutive. As such, basic and diluted loss per share are the same for all periods presented. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

5.  COMMITMENTS  AND  CONTINGENCIES

     CONTINGENCIES

     To obtain the release of inventory on order from Axess AG, the Company filed a UCC-1 Financing Statement on September 23, 2003, securing the related payable to Axess AG of approximately $100,000. Such payable was secured by certain accounts receivable totaling $100,000. Axess AG released this security agreement prior to June 30, 2004.

     To obtain the release of additional inventory on order from Axess AG, the Company filed a UCC-1 Financing Statement on April 27, 2004, securing the related payable to Axess AG of approximately $250,000. Such payable was secured by the Company's accounts receivable. The Company met all conditions and obligations required by the security agreement, and Axess AG released this security agreement prior to June 30, 2004.

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

     ADAIR  CONSULTING  AGREEMENT

     Effective January 1, 2004, the Company entered into a consulting agreement with Mark Adair Financial Accounting Services ("Adair"), pursuant to which the Company will pay Adair $12,500 per month for 12 months, plus warrants to acquire 250,000 shares of restricted common stock (see Note 3) in exchange for financial, accounting and strategic business planning consulting services. Such agreement, as amended, requires the Company to register the underlying 250,000 shares by filing a registration statement on Form S-8 by December 31, 2004.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

6.  PIONEERING  INNOVATIONS  AGREEMENT

     The Company entered into a software development agreement with Pioneering Innovations Inc. ("Pioneering Innovations") on January 13, 2004. Pioneering Innovations has developed a piece of software titled COM DLL, which allows the Company's products to interface with customers existing back office software.

     In accordance with this agreement, the Company purchased COM DLL for $100,000, to be paid in 24 equal monthly installments of $4,166.67. As no interest rate was specified in the agreement, the Company has applied a rate of 4% and recorded the related debt and asset at $96,271. Additionally, the agreement provides for support and maintenance services, related to new installations of the Company's products, by Pioneering Innovations over its three-year term. As consideration for such services, the Company will pay Pioneering Innovations 10 shares of the Company's restricted common stock per product installed that becomes fully integrated and operational with COM DLL, up to 40,000 shares. Such shares are due within 30 days of the end of each quarter. For the nine-months ended September 30, 2004, the Company completed 21 relevant installations and has issued Pioneering Innovations 210 shares of restricted common stock (see Note 2).

     In the Company's March 31, 2004 Form 10-QSB that was previously filed with the SEC on May 17, 2004, management disclosed that 33 installations had been completed prior to March 31, 2004. During the three-month period ended June 30, 2004, however, it was found that the true number of installations was 21 for the first quarter of 2004.

7.  MARKETING  SERVICES  AGREEMENT

     During the three-month period ended March 31, 2004, the Company entered into a marketing services agreement. The Company incurred $400,000 in fees related to such agreement, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Services under this agreement were completed prior to March 31, 2004. There were no similar expenditures during the three-month period ended September 30, 2004 or the three-month and nine-month periods ended September 30, 2003.

8.  RELATED  PARTY  TRANSACTIONS

     Equus Marketing and Design, Inc. ("Equus") is a party related to the Company through commonality of ownership. The Company shares a facility and certain administrative personnel with Equus (Equus is the lessee of the property and employer of certain personnel). Additionally, Equus provides marketing services to the Company. During the nine-month periods ended September 30, 2004 and 2003, the Company incurred expenses from Equus approximating $238,000 and $344,000, respectively, and made repayments to Equus approximating $240,000 and $298,000, respectively.

     Other related party transactions are discussed elsewhere in the notes to the condensed consolidated financial statements.

9.  SECURED  BORROWINGS

     Effective June 29, 2004, the Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank ("SVB"). Under such agreement, the Company can request SVB to purchase, with full recourse, certain trade accounts receivable. If SVB accepts such offer, they will advance 70% to 80% of the face amount of the "purchased" receivable to the Company. The Company is required to pay $20,000 yearly as a Facility Fee, plus a monthly Finance Charge of 1.5% on the average daily Account Balance outstanding, as defined. Advances may not exceed $1,750,000 (with the underlying "purchased" receivables not exceeding $2,500,000). Advances are secured by substantially all assets of the Company
..

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

     The Agreement has a one-year term, and then continues on a year-to-year basis thereafter. The Company is recording advances under the agreement as secured borrowings. The Company is obligated to repurchase transferred receivables under the agreement, and, therefore, the transaction does not qualify as a sale under the terms of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of September 30, 2004, the Company has received advance totaling $707,855 against the "purchase" of trade receivables totaling $1,010,772.

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

     In October 2004, we became obligated for repayment of approximately $330,000 pursuant to a loan agreement and a Secured Convertible Promissory Note, dated October 8, 2004, in the principal amount of up to $350,000.

     The material terms of the loan agreement and promissory note are as follows:

          -    We  may  borrow  up  to  $350,000

          - The interest rate is ten percent (10%) per annum, unless we are in default of the note, in which event the interest rate is 14% per annum until the default is cured

          - All principal and interest is due on the earlier of (a) the receipt of an investment or loan from a third-party investor or lender, or (b) December 15, 2004 (as extended by agreement from November 8, 2004)

          - If we are late making payment, then we must pay a late fee equal to 5% of the amount past due

          -    Proceeds  of  the  loan  must  be  used as follows: (a) the first
               $250,000 to SCI as a loan as required by the Memorandum of Understanding with Smart Card Integrators, Inc. ("SCI") filed as an exhibit to our Form 8-K filed with the SEC on August 3, 2004, and (b) the last $100,000 for legal fees owed by the company

          -    The  loan  is  secured  by  all  of  the  assets  of  the company

          - Payment and performance under the loan is personally guaranteed by John Creel

     On October 8, 2004, we accepted loan proceeds of $250,000, which were subsequently loaned to SCI pursuant to the terms of the loan agreement. On or about October 30, 2004, we borrowed another approximately $80,000 to pay a portion of the company's outstanding legal fees.

     If the company defaults by failing to make full payment of principal and interest on the maturity date of the note, then the holder of the note may, in its sole discretion, convert all or any portion of the balance of the note into common stock of the company, at a conversion rate of the lesser of (a) $0.33 per share, or (b) the average lowest closing bid price during the five (5) trading days immediately prior to the conversion.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

     If the company defaults and the note is converted into common stock, then we have the obligation to register the resale of the common stock by the holder within 6 months following conversion.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            ------------------------------------

CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions and intense competition, including intensification of price competition and the expansion of competition in providing end-to-end product and system solutions as more fully described in management discussion in this report. This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. This report should be read in conjunction with the risk factors set forth on pages 3 through 13 of our registration statement on Form SB-2 filed with the Commission on February 5, 2004, which risk factors are hereby incorporated by this reference.

GENERAL OVERVIEW:

We specialize in providing solutions for automated access through our wholly-owned operating company, Rapidtron, Inc. Delaware. We distribute access control and ticketing/membership systems to the fitness, winter resort, amusement, transit industries and universities in North America. We have an exclusive distribution agreement for the North American market with Axess AG, a European manufacturer and distributor of such systems. We have jointly researched and developed such systems with Axess AG, and we sell, install and service all North American installations for Axess AG.

Our RF access control and ticketing/membership technology has been in operation for approximately six years with over 4,285 access and 1,950 point of sale systems in Europe and North America. The European installations were sold, installed and serviced by Axess AG, our supplier.

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

The following analysis of our operations refers primarily to those in the fitness, winter resort, amusement, and universities, which constitute the majority of our business activities. We are also exploring the possible integration of biometric technology with our RF Smart card technologies that would combine fingerprint identification systems with our access control systems. On or about July 19, 2004, we entered into a Memorandum of Understanding ("MOU") with Smart Card Integrators, Inc., a privately held California corporation ("SCI"), regarding our potential acquisition of SCI as another subsidiary that we would operate, in addition to Rapidtron, Inc., a Delaware corporation. The MOU gives both parties the right to conduct due diligence to determine if it is in their respective best interest to bring in SCI as a subsidiary of Rapidtron. We are currently in the due diligence process, and if we are satisfied with our due diligence and are able to meet the other conditions of closing this transaction more fully described below, our current financial statements may not be indicative of future results, and the business plan discussed below may be modified accordingly. While we would expect any such acquisition to result in an increase in our operating revenue, such an acquisition will result in an increase in one-time expenses which are difficult at this time to predict and will likely cause future net losses to continue for a longer period of time than we currently estimate. If we are able to successfully acquire and combine such technologies, we will begin to market our combined products to new industries such as the government and security industries, while continuing to market the RF and Smart card access control systems in our traditional markets discussed below. A more detailed discussion of the business of SCI is set forth on pages 2 and 3 of our report on Form 8-K, filed with the Commission on August 3, 2004, which is hereby incorporated by reference.

RESULTS OF OPERATIONS OF THE COMPANY:

Three months ended September 30, 2004 compared to three months ended September 30, 2003 and the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

                                     REVENUE

Our revenue for the three months ending September 30, 2004, was $494,095, an increase of $168,447 (52%) compared to the $325,648 from the same period last year.

For the three-month period ended September 30, 2004, the $168,447 increase in our sales revenue was due primarily to the increased sales to national fitness chains. Sales in fitness continue to expand into several major national fitness chains and will continue through 2004. In the third quarter of 2004 we completed the fulfillment of one national fitness chain order of 100 access control systems resulting in approximately $400,000 in revenues for the quarter. We are currently midway through the fulfillment of an order for 25 access control systems for another national fitness chain and are scheduled to complete shipping in the fourth quarter. We are in negotiations with this customer to expand the order to a total of 50 systems to be shipped in the fourth quarter of 2004.

For the nine month period ending September 30, 2004, we had revenues of $1,849,346, an increase of $1,261,433 (214%) from $587,913 for the same period in  fiscal  year  2003.

We have chosen to focus our sales efforts on fitness clubs, winter resorts and entertainment, and universities and colleges, niche markets where our system has penetrated key venues. We have made notable installations of our products with Bally Total Fitness, the world's largest fitness club chain, Park City Resort, Utah and Copper Mountain, Colorado, well-known four-season resorts, and University of California, Berkeley, a leading U.S. university. We targeted these specific customers due to their leadership position in each of their industries and the potential for sizeable revenues related to their individual contracts and future contracts. We have structured our sales, marketing and service around these 3 markets - fitness clubs, universities, and winter resorts. In this regard, we increased our focus in selling to the leading fitness chains in 2004 which resulted in two sales orders totaling 125 access control systems to be shipped throughout 2004. We have additional meetings scheduled with other leading fitness chains that have shown interest in implementing our access control systems in their clubs. Following our installation at UCLA John Wooden Center and UC Berkley and sales presentations to more than 250 universities, we anticipate increased sales in the next twelve months. We are currently working with several California State Universities on proposals and design layouts for potential implementations into their fitness and recreation centers. While the winter resort business is now preparing for its 2004/2005 season, we have expanded our presence with more installations at Park City, Utah, Copper Mountain and Tamarack ski resorts. We expect increased sales in each of the three targeted venues of fitness clubs, universities, and winter resorts over the next twelve months. Even if we enter the biometric government and securities markets through the acquisition of SCI as a new subsidiary, we will continue to focus on these three targeted venues through our Rapidtron Delaware operations.

We expect to significantly increase our revenues in the targeted venues of fitness clubs, winter resorts, and universities in the upcoming 12 months. We continue to base these revenue growth expectations on the assumption that the successful sales, installations, and operation of our Rapidtron systems to date with industry leading customers in targeted venues will result in other customers within each venue emulating the leader in making their purchase decisions. For example, our Rapidtron system has now been operational in over 100 locations with a national fitness club with 25 more scheduled over the next several months, and we expect to continue to expand in the club's other locations over the next 12 months. In the nine months of 2004, we received approximately ninety-two percent (92%) of our gross revenue from fitness clubs, with 70% of gross revenues derived from Bally Total Fitness. We expect to continue our growth in sales to fitness clubs, winter resorts and universities in the upcoming twelve months. We have meetings scheduled during the fourth quarter of 2004 with all other leading companies in the fitness industry, who we are currently working with us for potential tests and implementations in 2004. As a result of these meetings, we hope to increase and diversify our gross revenue received through sales in the fitness industry.

Actual results may differ from our expectations as a result of unexpected modifications to our systems that may be requested to meet the specific needs of potential customers that cause delay in the recognition of sales, or other delays in expected sales to the customers in the targeted venues.

                                  GROSS PROFIT

For  the  three  months  ending  September  30,  2004,  our gross profit totaled
$157,650, compared to $78,761 for the same period last year. The $78,889 increase in gross profit was primarily a result of increased sales to fitness clubs.

During the nine months ending September 30, 2004, we had gross profit of $518,526, compared to gross profit of $197,081 for the same period last year. This represents an increase of $321,445 from the same period last year. The 163% increase in gross profit was primarily a result of increased sales to fitness clubs.

We expect to modestly improve our gross profit through increased sales in the targeted venues of fitness clubs, winter resorts, and universities in 2004, and to significantly increase our gross profit in the targeted venues in the coming 12 months based on the same assumptions identified in our revenues. The unfavorable currency variance of the US Dollar to the Euro continues to negatively impact gross profit margins in 2004 due to our purchasing from a European supplier. We expect the unfavorable currency variance of the US Dollar to the Euro to continue in 2004 and 2005 with possibly slight improvements, and to continue to negatively impact gross profit margins due to our plan to continue purchasing equipment, readers, and cards from our European supplier.

At the end of the second quarter of 2004, we published 10% to 15% price increases for our access control systems to our customers, which will result in improved margins in the fourth quarter of 2004. The new published pricing did not significantly improve the margins in the third quarter due to the fact that the majority of sales in the third quarter were related to sales orders from large National fitness chains that were negotiated with the customer prior to the implementation of the price increase. In addition, we are in the process of negotiating volume discounts from our equipment suppliers, which should lead to reduced costs of goods in the fourth quarter.

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

                               OPERATING EXPENSES

During the three months ended September 30, 2004, our selling, general & administrative operating expenses totaled $527,591, an increase of $62,047 (31%) from the $480,379 incurred during the same period last year. The increase in expenses can be attributed to increased costs in salary for new hires in 2004 and related travel expenses over the three month period.

For the nine months ended September 30, 2004, selling, general & administration expenses totaled $2,713,452, an increase of $796,298, or 42% from $1,917,154 incurred during the same period last year. Included in the $796,298 increase of operating expenses for the current quarter is approximately $550,000 related to a one-time increase in marketing costs associated with the creation, production and distribution of marketing material to potential investors, and investor relations/consulting of $50,000, pursuant to the Unit Purchase Agreement discussed in the section titled "Transactions with Selling Stockholders" in our registration statement on Form SB-2 filed with the Commission on February 5, 2004, hereby incorporated by reference. In addition, we incurred one-time expenses of approximately $60,000 in legal and accounting fees for the filing of our Form SB-2 and $15,000 for our website construction. Excluding the increased costs associated with the Unit Purchase Agreement and the professional fees related to the filing of the Form SB-2, our selling, general & administrative expenses were comparable with the same period last year.

We expect operating expenses in the ordinary course of business (not taking into consideration the one-time expenses related to the Unit Purchase Agreement and the filing of the Form SB-2 and upcoming amendments thereto) to increase modestly over the fourth quarter of 2004 as a result of operating, marketing and selling expenses to the fitness club, winter resort, and universities. We expect operating expenses in the ordinary course of business to increase modestly over the next 12 months as a result of operating, marketing, selling, service and sales commission expenses related to increased revenues. The commissions paid to independent sales representatives are less than 1% of selling, general and administrative expenses during this period; however, these commissions will increase as a percentage of sales in the coming quarter, and 12 months. In addition, we will incur additional one-time expenses related to the filing of an amended registration statement on Form SB-2 related to the Unit Purchase Agreement and the cost associated with keeping the registration statement current and effective. We estimate these expenses to be $50,000 to $75,000 over the fourth quarter of 2004. Additionally, we will record approximately $118,000 during the fourth quarter of 2004 in connection with warrants granted in 2004 for consulting agreements. Actual results may differ from our expectations as a result of any delay in sales revenues, and gross profit from those revenues, while operating expenses continue to increase to secure and meet the demand of our customers in the targeted venues.

                              LOSS FROM OPERATIONS

During the three months ended September 30, 2004, we had a loss from operations of $513,004, compared to a loss from operations in the prior year of $440,833. The $72,171 increase in loss from operations was primarily a result of increased operating expenses.

During the nine months ending September 30, 2004, we had a loss from operations of $2,249,471, compared to a loss from operations of $1,832,172 for the same period last year. This represents an increase in the loss from operations of $417,299 from the same period last year. The (23%) increase in the loss from operations was primarily a result of $675,000 in expenses related to the Unit Purchase Agreement and the professional fees related to the filing of the Form SB-2. In addition, higher personnel costs to focus on core business channels in fitness, winter resort, university, amusement and financial reporting combined with increased costs related unfavorable foreign currency exchange rates with our European supplier were the factors driving the loss from operations for the nine month period.

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

                                INTEREST EXPENSE

For the three months ending September 30, 2004, our interest expense was $12,939. Our interest expense was $13,517 in the same quarter last year.

During the nine months ending September 30, 2004, our interest expense was $27,677, compared to an interest expense of $72,509 for the same period last year. The decrease in interest expense was primarily the result of the payoff of debt to related parties over the past 12 months. At September 30, 2004, we owed $254,236 on notes due to related parties, compared to $599,474 at September 30, 2003.

At September 30, 2004, we owed $707,855 on our accounts receivable credit facility. We expect interest expense to increase over the fourth quarter of 2004 due to the interest related to this credit facility that we implemented at the end of the second quarter to help finance the increased working capital needs as sales increase. Actual results may differ from our expectations as a result of taking on additional debt necessary to finance operations, due to not meeting sales expectations.

                             ASSETS AND LIABILITIES

At September 30, 2004, we had total assets of $1,794,659 compared to total assets of $1,055,243 at December 31, 2003. Cash was $12,923 as of September 30, 2004, down from the $84,256 cash balance as of December 31, 2003. Cash used in operations was $1,810,500; cash used in investing activities was $1,907; and cash provided by financing activities was $1,741,074; with net decrease in cash during the nine month period being $71,333.

Our net accounts receivable were $1,213,995 at September 30, 2004, an increase of $896,608 (282%) from the $317,387 at December 31, 2003. The increase in accounts receivable is primarily due to sales in the fitness club industry.

Our net inventories decreased $204,427 (37%) over the past nine months, to $353,775, from the $558,202 at December 31, 2003. A decrease in inventory is due to increased sales and the timing of receipts of incoming inventory purchases. Inventory will increase over the next 12 months to support the increased sales forecast.

Our net fixed assets totaled $82,266 at September 30, 2004, compared to $15,342 at December 31, 2003. The increase in fixed assets is related to the purchase of COM DLL software from Pioneer Innovations for the integration/interface of our equipment with the back office accounting systems of our fitness customers. The software was purchased for $96,271.

Our total liabilities at September 30, 2004, were $2,727,115, an increase of $1,303,479 (92%) from the $1,423,636 at December 31, 2003. Our accounts payable and accrued liabilities totaled $1,608,052 at September 30, 2004, an increase of $603,541 (60%) from the $1,004,511 at December 31, 2003. Our payables increased as a result of negotiating extended terms with our suppliers to support payment terms offered to our customers.

Our accrued payroll, which is included in accrued liabilities, totaled $166,013 at September 30, 2004, compared to $96,164 at December 31, 2003. The increase was due primarily to senior executives only receiving partial payment of their current and prior wages, with the remaining amount being accrued. Our accrued interest payable, which is also included in accrued liabilities, was $9,369 at September 30, 2004, an increase of $2,695 from the $6,674 at December 31, 2003.

Our accounts receivable credit facility increased from $80,000 at the end of the second quarter 2004 to $707,855 at September 30, 2004. This facility was put in place at the end of the second quarter to help finance the increased working capital needs as sales increase.

Our notes payable to related parties were $254,236, lease obligations were $5,061 and current and long-term debt was $66,974 (related to the purchase of the COM DLL software), totaling $326,271 at September 30, 2004, a decrease of $5,509 (2%) from the $331,780 at December 31, 2003.

                              STOCKHOLDER'S DEFICIT

Our stockholder's deficit was $932,456 at September 30, 2004, an increase of $564,063 from the $368,393 at December 31, 2003. The changes in stockholder's equity were as follows:

          Balance as of December 31, 2003                         ($368,393)
          Net  Loss                                             ($2,249,471)
          Increase in Additional  Paid  in  Capital            $  1,149,758
          Increase in Common  Stock                            $        650
          Receipt of Stock Subscription Receivable             $    535,000
                                                               -------------
          Balance as of September 30, 2004                        ($932,456)


                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had $1,794,659 in total assets, including $12,923 in cash, $1,213,955 in accounts receivable, $353,775 in inventories, and $119,320 in prepaid expenses and other current assets. We consider the accounts receivable to have a high probability of collection, as a majority of the receivables are to large customers in the fitness club industry. As of September 30, 2004, we owed $707,855 secured by a first lien upon our accounts receivable.

Our inventories are finished goods consisting primarily of readers, turnstiles, and equipment and are very marketable, and will continue as current product models during 2004. Our fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to third parties. We will acquire additional inventory for fitness club, university, and winter resort sales in the 4th quarter supporting the increased sales.

At September 30, 2004, our total liabilities were $2,727,115, including accounts payable and accrued liabilities of $1,608,052, and amounts due to related parties (including due to related party and loans due to related parties) of $254,236. Loans to related parties include approximately $62,000 to John Creel and Steve Meineke, directors of the Company.

Our negative cash flow from operations resulted primarily from our loss and our increased receivables. Our cash flow needs were met over the last quarter through sales revenues and the proceeds from the unregistered sale of securities discussed in Part II, Item 2, below. We expect our operations to continue operating at a negative cash flow through at least the fourth quarter of 2004 as we continue to invest in new business opportunities. As a result, we will continue to rely upon short-term lines of credit with our suppliers and potentially additional equity or debt financing. Thus, our success, including our ability to fund future operations, depends largely on our ability to secure additional funding. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

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

As of the date of this report, we owe approximately $800,000 to our supplier, Axess AG. We may need to pay a portion of the outstanding balance of our account with Axess AG prior to receiving any additional delivery of our inventory. We may not receive revenue from our existing accounts receivable in a timely fashion to enable us to pay off this balance, and therefore we are seeking additional debt and/ or equity financing in order to pay our outstanding balance to Axess AG. If we are unable to raise the necessary financing, then we will negotiate new terms of delivery with Axess AG to secure the inventory in time to meet existing orders, and/ or we will negotiate new delivery terms with our existing customers, which could significantly reduce our expected revenue.

Over the next 6 months, we project a loss from operations of approximately $500,000 per quarter, and an increase in receivables and inventory of approximately $1,500,000. We expect to need approximately $2,500,000 from third-party loans and equity investment in order to meet the additional working capital needs. A portion of this financing is required within the fourth quarter to meet our current operational and working capital requirements. If we are able to meet the financing contingency and close the transaction with SCI, we expect to meet these needs by the second quarter of 2005.

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

As of June 27, 2004, we entered into an accounts receivable financing credit facility with Silicon Valley Bank to help support the cash flow requirements in financing our projected sales growth. The maximum borrowing on the line is $1,750,000 on qualified and eligible gross domestic accounts receivable subject to prior approval of account debtors by SVB, and as of September 30, 2004, we had borrowed $707,855 on the credit line. This facility will not be sufficient to meet all the cash flow requirements over the next 12 months. We will require additional debt or equity financings to meet the additional requirements.

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

                          PART II -- OTHER INFORMATION
                                     -----------------

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
            ----------------------------------------------------------

On or about July 23, 2004, we issued 16,666 shares of our common stock to an individual accredited investor in connection with financial services provided to our company. We were obligated to issue a total of 50,000 shares of common stock in accordance with a financial services agreement included as Exhibit 10.1 to our Form 10-QSB filed with the Commission on May 17, 2004, which is hereby incorporated by reference. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed upon execution of the agreement on or about January 1, 2004. The disbursement of 16,666 shares of common stock on July 23, 2004, was the final disbursement required to be made under the agreement.

On or about July 26, 2004, we issued 210 shares of common stock to an officer of Pioneering Innovations, Inc. for services performed pursuant to the software development agreement, dated January 13, 2004. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed upon execution of the agreement on January 13, 2004, upon execution of the agreement with Pioneering innovations, Inc.

ITEM 6.     EXHIBITS
            --------

10.1 Memorandum of Understanding, incorporated by reference to Exhibit 10.1 to our Form 8-K, filed with the Commission on August 3, 2004
31.1  Certification of John Creel Pursuant to Rule 15d-14(a)
31.2  Certification of Peter Dermutz Pursuant to Rule 15d-14(a)
32.1  Certification of John Creel Pursuant to Rule  15d-14(b)
32.2  Certification of Peter Dermutz Pursuant to Rule  15d-14(b)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPIDTRON, INC.,
a Nevada corporation

Date: November 22, 2004



By:     /s/ John Creel
     ----------------------------------------
     John Creel, President &
     Chief Executive Officer



By:     /s/ Peter Dermutz
     ----------------------------------------
     Peter Dermutz, Executive Vice
     President, acting Secretary, Treasurer &
     Principal Financial Officer