Form 10KSB
period 2004-12-31
RAPIDTRON INC
filed 2005-04-15
CIK 1125028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                        Commission file number 000-31713

                                 RAPIDTRON, INC
                 (Name of small business issuer in its charter)

                     Nevada                              88-0455472
          (State or other jurisdiction                 (IRS Employer
                of incorporation)                    Identification No.)

         3151 Airway Avenue, Building Q                    92626
             Costa Mesa, California                     (Zip Code)
    (Address of principal executive offices)

                     Issuers telephone number  949-798-0652

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act:  Common
                                                                         Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [x]

Issuer's  revenues  for  its  most  recent  fiscal  year:  $2,037,130.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 28, 2005, was approximately $6,000,409 based upon the closing price of the Registrant's Common Stock on such date.

There  were  20,691,067 shares of Common Stock outstanding as of March 28, 2005.

Documents  incorporated  by  reference.  Our  definitive  proxy  solicitation on
Schedule 14A for our annual meeting of the stockholders to be filed with the Commission on or before 120 days following the end of our fiscal year, is incorporated herein by reference in Items 5, 9, 10, 11, 12, 13 and 14.
Transitional  Small  Business  Disclosure  Format (Check one): Yes     ; No  X
                                                                   ---      ---

TABLE OF CONTENTS



ITEM  1.  DESCRIPTION  OF  BUSINESS. . . . . . . . . . . . . . . . . . . . . . 2

ITEM  2.  DESCRIPTION  OF  PROPERTY. . . . . . . . . . . . . . . . . . . . . . 8

ITEM  5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
BUSINESS  ISSUER  PURCHASER  OF  EQUITY  SECURITIES  . . . . . . . . . . . . . 8

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS .  . . . . . . . . . . . . .10

ITEM  7.  FINANCIAL  STATEMENTS . . . . . . . . . .  . . . . . . . . . . . . .21

ITEM  8A. CONTROLS  AND  PROCEDURES . . . . . . . .  . . . . . . . . . . . . .49

ITEM  8B. OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .49

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT . . . . . .51

ITEM  10. EXECUTIVE  COMPENSATION . . . . . . . . .  . . . . . . . . . . . . .51

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED  STOCKHOLDER  MATTERS . . . . . . . . . . . . . . . . . .  . . . . . .51

ITEM  12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS . . . . . . . . .51

ITEM  13. EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .51

ITEM  14. PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES . . . . . . . . . . . . .52

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .53

ITEM  1.  DESCRIPTION  OF  BUSINESS

     Overview

We are headquartered in Costa Mesa, California, and we intend to become the leading provider of Radio Frequency ("RF") smart card access control and ticketing/membership systems by providing the premier technology for operator-free entry and exit turnstiles.

We are currently the exclusive North American distributor for Axess AG, an Austrian developer and manufacturer of software and equipment for entry and exit control utilizing bar code and Smart chip technology. The equipment consists of cards, card readers, turnstiles, radio frequency emitters and other equipment which may be identified as useful in a particular market. Axess AG manufactures some of the equipment components and assembles others manufactured by various European vendors. Axess AG has installed its RF smart card technology in over 5,000 smart access gates and 2,100 point-of-sale systems to transit companies and vacation resorts in Europe.

We provide marketing research, sales, installation, software integration and customer service for products purchased from Axess AG and sold under the Rapidtron brand name. We contract additional marketing research from Equus Marketing, a related party. We sell turnstiles with door, counter and handheld readers manufactured by Axess AG to the fitness, university, and winter resorts industries in North America utilizing two technologies, RF smart chip (ISO standard smart cards, key cards and ID bracelets) and bar code tickets. The RF smart cards are contactless with multilevel read/write capabilities for debit/credit, affinity/loyalty programs, access, parking, and doors. The bar code tickets are an inexpensive, read only medium for access operations.

In Europe, Axess AG provides a complete software package as part of the system it sells. In North America, the resort, fitness and university markets prefer to buy their software solutions separately and do not purchase turnkey solutions because they often customize the software for their individual enterprises. We develop the interface software and own the rights to these interfaces.

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

RF smart cards, a technology that has been in existence since 1988, but primarily in Europe, incorporate an antenna and a 2K memory chip and microprocessor laminated between two plastic sheets. Our RF smart cards provide passive contact-less identification technology. These cards require no electrical contacts, or visual contact. Our RF smart cards operate in harsh environmental conditions such as skiing at winter resorts in extreme temperatures. They also provide handsfree operation at the turnstile, as the long range antennas can read the cards in the pockets of the skier without being removed and placed near the reader. Our RF smart cards have read/write memory, which means the card, when read by one of our RF ID readers, can read the data on the card, debit (points or cash) and write new data in addition to the value stored on the card.

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

Our automated system allows a fitness club to use its existing bar code membership cards to start and upgrade to smart cards at any time. We can incorporate smart card debit/credit technology for retail purchases for a wallet-less workout or visit. Our system offers a variety of read/write smart media: cards, key fobs, and ID bracelets, for multifunctional capabilities including access, debit/credit and affinity/loyalty programs, parking and other uses. Our unique printers can issue both bar code tickets and smart cards. Our smart cards come with four color printing on the front with the client's design. Utilizing our Thermo printer, the reverse side can be printed on site with photos and copy that can be removed and reprinted when re-programming the smart cards on the printer. As a result, our Thermo read/write smart cards are 100% recyclable.

Our proven technology has been in operation for six years with approximately 5,200 access and 2,350 point of sale systems in Europe and North America. The European installations were sold, installed and serviced by Axess AG.

The products sold by Axess AG in Europe include a "turnkey" software solution that integrates the access control equipment with the home office software used by the customer to manage its consumer information. In North America, our Axess AG products include an open architecture software that allows us to customize the integration software that communicates between the access control equipment and the customer's home office. In 2004, we acquired a COM DLL integration software developed exclusively for us by a Canadian software company. This integration software makes it easy for our customers to integrate their existing operating software with the software used in the smart card turnstile system. This allows them to begin using the turnstiles to automatically communicate to their main computer program they used prior to purchasing our system. Because it is a COM DLL software, the customer can change parts of its operating software or update the software used in the smart card turnstile system without requiring a reconfiguration of either software.

We have and continue to research the North American market for applications of the Axess systems and report back to Axess AG's research and development department regarding what changes in software and equipment are required to met the needs of specific industries. Please see subheading "Research and Development" below for further detail about our R&D investment.

We have defined the following three industries that we are currently targeting:
(1) fitness, (2) winter resorts, and (3) universities.

We have established a presence in the North American marketplace by providing the smart card access control systems manufactured by Axess AG to Copper Mountain in Colorado, Park City Resort in Utah, and Tamarack Ski Resort in New York, and the bar code system to the University of California, Berkeley, and the University of California at Los Angeles and several leading fitness clubs. We anticipate having additional orders from Park City, Copper Mountain, UC Berkeley, and several other winter resorts and fitness clubs in 2005.

Rapidtron works with Axess AG and develops new and enhanced products for our targeted markets. When testing these products, Rapidtron and Axess AG select Beta sites to test the new product under agreements with Rapidtron. We strive to contract with industry leaders to perform the Beta testing. Concurrently with the testing of the Beta sites, Rapidtron markets the new product to key players in the market, identified by Rapidtron during its market research phase. Rapidtron sells the products and provides customer service support for both the equipment and the software, some of which is provided through its distribution agreement with Axess AG, and some of which Rapidtron provides directly.

     Distribution  methods  of  the  products  or  services

All our products and services are currently sold through commissioned sales representatives or direct selling. We currently have 9 commissioned independent sales representatives.

After successfully testing in the market at the Beta sites mutually agreed upon by Rapidtron and Axess AG, we launch our marketing programs and new equipment at the next major trade show. Prior to the trade show, we provide information to the market through advertising, public relations programs and our web site. We develop and publish marketing materials such as brochures and manuals specific to each industry. We train sales representatives working directly with Rapidtron or through agreements with outside agencies. We educate the sales representatives about our product benefits and the estimated return on investment based upon our market research.

We then sell the products and provide customer service support for both the equipment and the software, some of which is provided through our distribution agreement with Axess AG, and some of which Rapidtron provides directly. The majority of our equipment is supplied by Axess AG, while other peripheral items such as ADA gates and platforms are supplied by local vendors. We also plan to sell service contracts in the future to large customers with several options including full service with parts, software support and yearly visits.

We issue purchase orders to Axess AG, which delivers the equipment with shipping terms of "FOB place of shipment". We generate our orders based upon the orders generated and sales forecasts that are made based on leads generated by contacts made by our sales representatives, at trade shows and mailers. Our orders are updated monthly with a rolling one year forecast.

We receive shipments from Axess AG, assemble them with IP addresses and make other modifications as required by each order. We then ship the products to the customer with an accompanying packing slip and invoice to each location as specified. We coordinate and provide installation of the equipment and software for a fee, or for large clients, we provide the integration software and training so the customer can provide their own installation service.

As part of our distribution process, we develop plans for software (firmware) and equipment and the manufacturing of smart cards and assembly of the access control products, primarily indoor and outdoor turnstiles and bar code and smart card readers.

     Competition

We have focused on two main niche markets in the lifestyle and active sports industries, namely Fitness and Winter Resorts. We know of only one competitor in the winter resort market, Ski Data. As of the date of this annual report, we believe that Ski Data has not successfully interfaced with any of the ski slope software providers in North America. We have successfully interfaced with all three providers (Comptrol, Siriusware and RTP), which resulted in the sale to Copper Mountain (Siriusware), Park City (RTP), and Tamarack Resort (RTP).

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

The transit industry has several large access system providers, who are primarily magnetic stripe based but are now offering smart card systems as well. We have had no sales to the transit industry since 2002. We are not currently targeting this industry, but we may do so in the future.

Our partner, Axess AG, has been successful in installing its access platform in most of the large winter resorts in Europe over the past six years and has approximately 5,000 access systems and 2,100 POS (point of sale) stations in operation. Axess AG manages the sales and service to the European market, while Rapidtron manages the sales and service to the North American market.

     Principal  supplier  and  sources  and  availability  of  raw  materials

We rely upon Axess AG for our supply of inventory. Our agreement with Axess AG expires upon the last day of April following at least 12-months advance written notice. No notice to terminate has been delivered by either party to date.

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

Axess AG has the manufacturing capabilities to meet the growth projected in the North American market over the next five years and has not experienced problems in sourcing raw materials in five years of production. Rapidtron has identified additional manufacturing facilities within the United States that could be utilized to meet other product needs if the demand exceeds the production capacity of Axess AG.

     Dependence on one or a few major customers

During the year ended December 31, 2004, approximately 67% of our sales were derived from sales to one major customer, Bally Total Fitness. Our strategy is to develop a mix of markets and clients that will reduce our dependence on any one major customer.

     Distribution  Agreement

Rapidtron Delaware entered into an exclusive distribution agreement dated May 6, 2000 with Axess AG. The term of the agreement is open-ended, but either party may terminate the agreement at the end of April of any year following at least 12-months advance written notice. Purchase Obligations under this agreement were waived by Axess AG.

Under the terms of the distribution agreement, we have the exclusive right to market Axess AG access control systems in North America to the transportation, fitness club, amusement park and ski resort industries and to universities and colleges. Axess AG assists us with our marketing efforts, providing Rapidtron with product and marketing images, customer testimonies and other sales. In addition, Axess AG provides Rapidtron with technical assistance and product support as needed at no additional cost.

     Government  approval  of  principal  product

Axess AG supplies Rapidtron its Radio Frequency (RF) readers and long-range antennas (AX400 series). As part of our agreement and contract with Axess AG, they are responsible for passing all standards required by the Federal Communications Commission (FCC).

The FCC regulates our RF readers and long-range antennas for health and safety issues and to prevent interference with other radio frequency uses such as airports, cell phones and traditional radios. Testing laboratories (sometimes referred to as underwriting laboratories) are accredited by the FCC to conduct tests required for FCC approval, and to grant the approval subject to FCC review. Axess AG is preparing test equipment for Rapidtron to submit to a local accredited underwriter laboratory for review and documentation including pictures. The equipment is scheduled to be submitted in September of this year. Our personnel with technical support from Axess AG will be on hand through the testing process until final approval is reached (a process of one to two days). New equipment is being tested by Axess AG at this time to meet or exceed all regulations and will be submitted to the testing certification lab in September. The required equipment we will submit for testing is our long-range radio frequency antenna with accompanying reader. Austria and the European Union have similar regulations. Axess AG has passed all European standards with an accredited testing laboratory in Vienna. We expect to receive approval in the United States in the third quarter of 2005.

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

Most of the equipment we have sold to date utilizes the bar code scanner and not the RF reader, and therefore is not subject to FCC regulations. We have very few RF antennas in operation unlike Europe that is almost completely RF. If the RF products cannot pass the tests after all changes have been tried, we will have to cease and desist from selling the RF product and remove all current products in use until we can produce a new unit that can pass. Rapidtron has sold only 23 long-range RF antennas to date and will not be selling more until August 2005, when we hope to have passed all tests. If we had to remove and change the current antennas the costs to replace and re-install would be about $23,000. Axess AG would participate in the cost, depending upon the problem.

The equipment we sell has been in use for ten years in Europe without any problems arising from customers and employees passing through the entries and exits where the equipment and specifically the RF antennas are placed. As a result, we do not anticipate any problem with meeting the U.S. government standards for safety.

     Research  and  development

We have spent approximately $228,000 for software development and $12,000 for product development since our inception in January 2000, none of which are directly or indirectly borne by any existing or future clients, including approximately $25,000 for the year ended December 31, 2004. We hope to be able to allocate up to 5% of our operating expenses to additional software development and interface expenses with outside software suppliers over the next 12 months.

We continue product review and research through the year and report our findings to Axess AG for review and implementation on a quarterly basis. The result from this research and input is a new circuit board for quicker response times, and the development of the new AX500 indoor turnstile and reader system for application in the Fitness and University markets. Rapidtron's management makes quarterly visits to Axess AG to promote efficiency and coordinate all programs of marketing, product development, pricing and manufacturing.

Axess AG's process starts with product specification, development and testing. Our product development process also includes styling and manufacturing cost analysis. We order the various components that have been successfully tested. An outside vendor under contract with Axess AG mills the turnstile and reader heads. Axess AG then assembles all components for a finished product and quality control tests every order before shipping to Rapidtron. Rapidtron quality tests all product prior to shipping.

Software development is an on-going process, and Rapidtron tests software with certain equipment on a regularly scheduled basis.

Our product and service development strategy is to present solutions and programs that create new functionality and revenue opportunities for us and our customers. We recently developed and installed our new automatic ADA (Americans with Disabilities Act) gate and automatic, drop arm (panic) release turnstile at the University of California, Berkeley. In July of 2005, we are scheduled to introduce and begin selling a new streamline indoor system that will be sold to Fitness and University customers.

We are in the process of developing a platform that may create new revenue opportunities to fitness centers and other potential industries by using our smart card with an e-purse and debit back office system. Our secure smart card technology could be programmed to act as a debit card, which allows members to use their admittance card for purchases at health clubs. We have presented our smart card platform to four large fitness chains in the past four months, and plan to evaluate and test the concept in one or more health clubs in 2005. To be successful, we will need to demonstrate that the benefits of our smart card platform, including data management, revenue potential and member acceptance, outweigh the cost associated with switching from inexpensive bar code card legacy systems.

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

     Employees

We currently have 6 full time and 2 part time employees and 9 commissioned sales representatives. We anticipate the need to hire additional staff, continue development and refine our operations to meet customer needs. We may hire between two to three new employees, a software and hardware support technician and one to two software engineers during the next 12 months.

ITEM  2.  DESCRIPTION  OF  PROPERTY

We lease our principal corporate and executive offices at 3151 Airway Avenue, Building Q, Costa Mesa, CA 92626, on a month-to-month basis from a related party. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND SMALL
BUSINESS  ISSUER  PURCHASER  OF  EQUITY  SECURITIES

Our common stock is quoted on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information. Our common shares commenced trading in April 2001.

The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the NASD were as follows:

PERIOD               HIGH        LOW

2004
FIRST QUARTER        $1.90       $1.23
SECOND QUARTER        1.46        0.48
THIRD QUARTER         0.59        0.15
FOURTH QUARTER        0.88        0.22

2003
FIRST QUARTER         2.08        1.38
SECOND QUARTER        2.10        1.83
THIRD QUARTER         2.12        1.30
FOURTH QUARTER        1.62        1.21

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of March 28, 2005, we had 20,691,067 shares of common stock issued and outstanding, held by 137 registered shareholders.

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

                                Equity Compensation Plan Information
                                ------------------------------------

-------------------------------------------------------------------------------------------------
                                                                           Number of securities
                                                                         remaining available for
                                                                          future issuance under
                       Number of securities to      Weighted-average       equity compensation
                       be issued upon exercise     exercise price of         plans (excluding
                       of outstanding options,    outstanding options,   securities reflected in
       category          warrants and rights      warrants and rights          column (a))
                                 (a)                      (b)                      (c)
---------------------  ------------------------  ----------------------  ------------------------
---------------------  ------------------------  ----------------------  ------------------------
Equity compensation
plans approved by              910,000                 $  1.00                11,090,000
security holders
---------------------  ------------------------  ----------------------  ------------------------
Equity compensation
plans not approved by        5,552,505                 $  0.97                     0
security holders
-------------------------------------------------------------------------------------------------

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

Information regarding our existing securities authorized for issuance under equity compensation plans is incorporated by reference to our definitive proxy solicitation on Schedule 14A, to be filed with the Commission within 120 days following the end of our fiscal year.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     Cautionary  Statements

This year-end Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this year-end Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions and intense competition, including intensification of price competition and the expansion of competition in providing end-to-end product and system solutions as more fully described in management's discussion in this report. This report on Form 10-KSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties, including those set forth on pages 3-13 of our Amended Registration Statement on Form SB-2/A, filed with the Commission on June 9, 2004, incorporated by reference herein. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements.

The following analysis of our operations refers primarily to those in the fitness, winter resort, amusement, and universities, which constitute the majority of our business activities.

     Critical  Accounting  Policies:

Our significant accounting policies are outlined within Note 1 to our December 31, 2004 and 2003 financial statements contained elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities.

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

Management believes that the company's revenue recognition policies comply with Staff Accounting Bulletin No. 104 ("SAB 104") issued by the Securities Exchange Commission.

          Foreign  Currency  Transactions
          -------------------------------

We record all transactions with our foreign supplier, Axess AG, in accordance with SFAS No. 52, "Foreign Currency Translation." All invoices received from Axess AG are denominated in Euros. When an invoice is received, we translate these amounts to US Dollars at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time payment is made, a foreign currency exchange gain or loss results.

Additionally, we compute a foreign currency exchange gain or loss at each balance sheet date on all recorded foreign currency denominated transactions that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred (the invoice date), and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current operations.

          Accounts  Receivable
          --------------------

We periodically review the collectability of our accounts receivable balances. Where significant doubt exists with regard to the collection of a certain receivable balance, an allowance and a charge to the statement of operations is recorded. Allowances for doubtful accounts are based on estimates of management. At December 31, 2004, we had allowances for doubtful accounts of approximately $135,000.

          Product  Warranties
          -------------------

We warrant our access systems for a period of one to two years for all hardware and 1 year for readers and scanners. Axess AG warrants our equipment for one year. We have seen no significant product warranty issues to date. As the types of services or replacements provided during the warranty period may vary, costs related to our warranties may exceed the amount of our reserve. At December 31, 2004, we had reserves for potential warranty issues of approximately $18,000

     Significant  Recent  Accounting  Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2003; and
(b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the company does not have an interest in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that " under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges ." SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

The FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the company's present or future consolidated financial statements.

     Results  of  Operations

The twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003.

          Revenue
          -------

During the twelve months ending December 31, 2004, we had revenues of $2,037,130, an increase of $1,091,525 (115%) from the $945,605 for the same period in fiscal year 2003.

For the twelve month period ended December 31, 2004, the $1,091,525 increase in our sales revenue was due primarily to the increased sales to national fitness chains. Sales in fitness are expected to continue to expand into several major national fitness chains through 2005.

We have chosen to focus our sales efforts on fitness clubs, winter resorts, and universities and colleges, niche markets where our system has penetrated key venues. During the year ended December 31, 2004, we made notable installations of our products with Bally Total Fitness, the world's largest fitness club chain, Park City Resort, Utah, Copper Mountain, Colorado, and Tamarack Ski Resort, New York, well-known four-season resorts, along with the University of California, Berkeley, and the University of California, Los Angeles leading U.S. universities. We targeted these specific customers due to their leadership position in each of their industries and the potential for sizeable revenues related to their individual contracts and future contracts. Because of the success of our equipment at these sites, we are forecasted to expand our implementation at all locations listed in 2005. We increased our focus in selling to the leading fitness chains in 2004 which resulted in two sales orders totaling 125 access control systems that shipped throughout 2004. We have had additional meetings with other leading fitness chains that have shown interest in implementing our access control systems in their clubs. We are currently in the process of evaluating the specific needs and software integration requirements for a pilot program with one of the largest national fitness chains in North America. Following our installation at UCLA John Wooden Center and UC Berkley and sales presentations to more than 250 universities, we anticipate increased sales in the next twelve months. We are currently working with several California State Universities on proposals and design layouts for potential implementations into their fitness and recreation centers. While the winter resort business is now preparing for its 2005/2006 season, we have expanded our presence with more installations at Park City, Utah, Copper Mountain and Tamarack ski resorts. We expect increased sales in each of the three targeted venues of fitness clubs, universities, and winter resorts over the next twelve months.

We expect to increase our revenues in the targeted venues of fitness clubs, winter resorts, and universities in the upcoming 12 months. We continue to base these revenue growth expectations on the assumption that the successful sales, installations, and operation of our Rapidtron systems to date with industry leading customers in targeted venues will result in other customers within each venue emulating the leader in making their purchase decisions. For example, our Rapidtron system has now been operational in over 125 locations with a national fitness club, and we expect to continue to expand in the club's other locations over the next 12 months. In addition, we are forecasting 50 or more installations over the next twelve months with another leading national fitness chain. In the twelve months of 2004, we received approximately 89% of our revenue from fitness clubs, with 67% of revenues derived from Bally Total Fitness. We expect to continue our growth in sales to fitness clubs, winter resorts and universities in the upcoming twelve months. We hope to increase and diversify our revenue received through sales in the fitness industry.

Our Rapidtron system has been operational at Copper Mountain since November 2001 and Park City, Utah since November 2002, with an expansion scheduled for the 2005/2006 season. We expect continued sales to Park City in 2005, and we are in discussions with Copper Mountain for additional orders in the second quarter of 2005. In the twelve months of 2004, we received less than ten percent (10%) of our revenue from sales to winter resorts. We are in discussions with several other major winter resorts that we hope will result in increased sales in the winter resort industry. Our Rapidtron system has been operational at University of California, Berkeley since May 2002 and UCLA since October 2003. In the twelve months of 2004, we received less than ten percent (10%) of our revenue from sales to these universities.

Actual results may differ from our expectations as a result of delay in sales to the customers in the targeted venues.

               Gross  Profit
               -------------

For the twelve months ended December 31, 2004, our gross profit for the period was $603,172, compared to gross profit of $143,944 for the same period of the preceding year. This represents an increase of $427,708 from the same period of the preceding year. The increase in gross profit is primarily due to the result of the increased sales in fitness sales to national chains, as well as negotiated discounts with our primary supplier in 2004. The improved gross margin was partially offset by the unfavorable foreign currency exchange rate of the euro to the dollar.

We expect to improve our gross profit through increased sales in the targeted venues of fitness clubs, winter resorts, and universities in the coming 12 months based on the same assumptions identified in our discussion of revenues above. In the first and second quarter of 2005, we expect the majority of our sales will be generated from fitness accounts with resort sales increasing with third and fourth quarter installations at winter resorts. The unfavorable currency variance of the dollar to the euro continues to negatively impact gross profit margins in 2005 due to our purchasing from a European supplier. We expect the unfavorable currency variance of the dollar to the euro to continue in 2005, and to continue to negatively impact gross profit margins due to our plan to continue purchasing equipment, readers, and cards from our European supplier. Research and development and re-engineering of our equipment with Axess AG are currently underway to enhance our system. We expect these enhancements to reduce our costs and thereby improve margins. We expect to see the benefits of these enhancements in 2005 with new equipment introduced into the market in the third quarter of 2005.

Actual results may differ from our expectations as a result of delay in sales revenues, and gross profit from those revenues to the customers in the targeted venues.

          Operating  Expenses
          -------------------

For the twelve months ended December 31, 2004, our selling, general & administrative expenses totaled $3,420,633, an increase of $516,780, or 18%, from the $2,903,853 incurred during the same period of the preceding year. The increased expenses are related to increases in professional fees in 2004. The professional fees increased from approximately $1,619,000 in 2003 to $2,014,000 in 2004, an increase of $395,000. The increased professional fees are due to the following: 1) $425,000 increase in consulting services related to management consulting and financing, 2) $402,000 increase in outside marketing services, and 3) $432,000 decrease in financing fees. A majority of the increased professional fees in 2004 were related to one time expenses.

We expect operating expenses in the ordinary course of business (not taking into consideration the one time expenses related to certain professional fees and financing activities) to increase modestly over the next 12 months as a result of operating, marketing, selling, service and sales commission expenses related to increased revenues in the fitness club, winter resort, and university. The commissions paid to independent sales representatives are less than 1% of selling, general and administrative expenses during the year ended December 31, 2004; however, they will increase as a percentage of sales in the coming 12 months.

Actual results may differ from our expectations, and operating expenses will continue to secure and may precede sales to the customers in the targeted venues.

          Loss  From  Operations
          ----------------------

The loss from operations for the twelve months of fiscal 2004 was $2,817,461 compared to a loss from operations of $2,759,908 in the same period in the prior year.

The loss from operations for the twelve months ended December 31, 2004, was primarily the result of the following (a) increased professional fees related to financing activities, (b) unfavorable foreign currency exchange variance, and
(c) slower than anticipated sales growth in winter resort sales. Software interfaces with all major software providers in the fitness and resort industries have now been completed to capitalize on increased sales in these two targeted areas.

We expect the overall loss from operations to decrease over the next 12 months as a result of increases in revenues and gross margin related to those sales. Actual results may differ from our expectations if we experience delays in sales revenues from installation as we expect to continue to incur operating expenses related to marketing to customers in the targeted venues.

          Interest  Expense
          -----------------

Our interest expense for the twelve-month period was $129,562. In the same period of the preceding year, our interest expense was $80,801.

The increase in interest expense in the twelve months was primarily the result of increased interest expense related to the new asset based line of credit implemented in 2004 to support sales growth plus new convertible debt. At December 31, 2004, we owed $235,657 on our accounts receivable credit facility. At December 31, 2004, we owed $250,271 on notes due to related parties, compared to $324,269 at December 31, 2003. Additionally, we owed $382,577 on convertible notes payable at December 31, 2004, compared to $0 at December 31, 2003.

We expect interest expense to decrease over the twelve-months as a result of debt repayments and conversion of debt to equity. Actual results may differ from our expectations as a result of taking on additional debt necessary to finance operations, if we do not meet sales expectations.

          Other  Expenses
          ---------------

Pursuant to the terms of our agreement with Smart Card Integrators, we forgave an account receivable in the amount $250,000 as a result of our failure to satisfy certain conditions to close the merger contemplated by the agreement.

          Assets  and  Liabilities
          ------------------------

At December 31, 2004, we had total assets of $942,692 compared to total assets of $1,055,243 at December 31, 2003. Cash was $750 as of December 31, 2004, down from the $84,256 cash balance as of December 31, 2003. For the twelve-months ended December 31, 2004, cash used in operations was $1,521,400; cash used in investing activities was $1,905; and cash provided by financing activities was $1,439,799, with net decrease in cash during the current period being $83,506.

Our net accounts receivable were $434,812 at December 31, 2004, an increase of $117,425 (37%) from the $317,387 at December 31, 2003. The increase in accounts receivable is primarily due to new customers and sales in the fitness club industry.

Our net inventories decreased $223,460 (40%) during the twelve-months ended December 31, 2004, to $334,742, from the $558,202 at December 31, 2003. The decrease in inventory is due to the timing of purchases receipt and shipments to support fitness customers.

Our net fixed assets totaled $72,074 at December 31, 2004, compared to $15,342 at December 31, 2003. The increase in fixed assets is related to the purchase of COM DLL software from Pioneer Innovations for the integration/interface of our equipment with the back office accounting systems of our fitness customers. The software was purchased for $96,271.

Our purchases of fixed assets totaled $98,176 during the period, while our depreciation totaled $41,444 resulting in a net increase in fixed assets of $56,732. The majority of fixed asset purchases were related to the purchase of the COM DLL software integration tool and computer equipment purchases.

Our total liabilities at December 31, 2004 were $2,661,684, an increase of $1,238,048 (87%) from the $1,423,636 at December 31, 2003. Our accounts payable and accrued liabilities totaled $1,697,647 at December 31, 2004, an increase of $693,136 (69%) from the $1,004,511 at December 31, 2003. There was an increase in accounts payable of $555,773 and an increase in accrued liabilities of $137,363. Our payables primarily increased as a result of 1) increased payables to our primary supplier of approximately $400,000 due to increased sales and extended terms (Rapidtron has reached the maximum credit line of $800,000 extended by Axess AG), and 2) increased foreign currency exchange variance of $90,000. Accrued liabilities increased as a result of an increase of $130,000 in accrued salaries to executives.

Our accrued payroll totaled $226,657 at December 31, 2004, compared to $96,164 at December 31, 2003. Our accrued interest payable, which is included in accounts payable and accrued liabilities, was $17,155 at December 31, 2004, an increase of $10,481 from the $6,674 at December 31, 2003.

Our notes payable and other debt totaled $872,750 at December 31, 2004, an increase of $540,970 (163%) from the $331,780 at December 31, 2003. Our total notes payable increased due to 1) $2,072,794 in borrowings, 2) less $1,421,724 in repayments, and 3) less $110,100 in debt discounts related to a convertible note payable issued with detachable stock purchase warrants.

During the twelve-month period ended December 31, 2004, the company borrowed approximately $675,000 in bridge loans of which approximately $238,000 was repaid. Such notes bore interest at rates ranging from 10% to 15%, and are secured by substantially all assets of the company. The notes bare a default provision where the outstanding principal can be converted into the company's restricted common stock at approximately $0.33 per share, and all principal and interest was due within one year.

          Stockholder's  Deficit
          ----------------------

Our stockholder's deficit was $1,718,992 at December 31, 2004, a decrease of $1,350,599 from the $368,393 deficit at December 31, 2003. The changes in stockholder's deficit were as follows:

Balance as of December 31, 2003                     ($368,393)
Net Loss                                           (3,300,304)
Common Stock issued for services                      229,371
Exercise of Warrants                                  400,000
Receipt of Stock Subscription Receivable              535,000
Purchase of Common Shares and Warrants                200,000
Warrants granted for services                         438,534
Warrants granted with convertible note payable        146,800
                                                -------------
Balance as of December 31, 2004                   ($1,718,992)

     Liquidity  and  Capital  Resources

As of December 31, 2003, we had $1,055,243 in total assets, including $84,256 in cash, $317,387 in accounts receivable, $558,202 in inventories, and $67,676 in prepaid expenses and other current assets. As of December 31, 2004, we had $942,692 in total assets, including $750 in cash, $434,812 in accounts receivable, $334,742 in inventories, and $87,934 in prepaid expenses and other current assets. We consider the accounts receivable to have a high probability of collection, as a majority of the receivables are from large customers in the fitness club industry.

Our inventories consist primarily of readers, turnstiles and equipment. We intend to use our inventory as current product models during 2005. We will acquire additional inventory for fitness club, university, and winter resort sales in 2005.

Our fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to third parties.

At December 31, 2004, our total liabilities were $2,661,684, including accounts payable and accrued liabilities of $1,697,647, and obligations to related parties of $341,558. Loans from related parties included $95,009 payable to John Creel and Steve Meineke, directors and executive officers of our company at December 31, 2004. Steve Meineke has since resigned as an executive officer.

We had a working capital deficit (current assets minus current liabilities) of $1,803,446 at December 31, 2004. Our negative cash flow from operations resulted primarily from our operating losses, and increased receivables which were partially offset by a decrease in inventory, and increased payables and accrued liabilities. Our cash flow needs were met through year-end December 31, 2004 through revenues, secured borrowings from our accounts receivable credit facility, bridge loans, and private equity placements.

We expect to continue operating at a negative cash flow through at least the first quarter of fiscal year 2005 as we continue our efforts to develop our business in fitness and winter resorts. Thus, our success, including our ability to fund future operations, depends largely on our ability to secure additional funding. We cannot assure you that we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the company, or at all.

As of December 31, 2004, we owed $46,250 plus interest to LDM Enterprises, LLC and continue to owe this amount plus interest and expenses. This loan is in default. The loan is secured by all of our assets. We require additional investment through the sale of equity in order to pay this debt. Until we pay this debt, the lender may foreclose on our assets.

          Cash  Flow
          ----------

In addition to needing cash to pay off the foregoing debt, we need cash flow of approximately $120,000 per month during the first quarter of 2005 to pay for our rent, salary, marketing, services, software interface, inventory, and receivables, excluding the anticipated increase in expenses related to sales and marketing efforts and new business development. We expect to receive cash flow from revenues averaging at least approximately $250,000 to $450,000 per month during 2005.

During 2005, we expect to need additional equity or debt financing of approximately $1,500,000 for operating expenses, new business development, potential merger opportunities, marketing, services, and software development for interface with business systems in targeted industries, inventory and receivables. We anticipate that we will receive cash flow from operating revenues totaling approximately $3,000,000 to $5,500,000, in 2005.

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

          Financing  Activities  Subsequent  to  September  30,  2004
          -----------------------------------------------------------

On February 11, 2005, we sold 228,009 shares of our common stock for a total purchase price of approximately $62,950. We used the proceeds of this investment for the following:

Commissions on the sale  $ 6,295

Legal fees               $ 3,000

Payment of debt          $10,000

Working capital          $43,655

We have spent all of the proceeds of this investment, and we are seeking additional investment through the private sale of equity in order to meet our monthly cash needs.

We also borrowed additional funds, described in Item 8B below, incorporated by reference. We used the proceeds of these loans for the following:

Pre-paid legal expenses  $25,000

Payroll                   53,000

Sales Taxes              $27,000

          Contractual  Obligations
          ------------------------

As of December 31, 2004, we had the following contractual obligations and commercial commitments:

------------------------------------------------------------------------------------------------------------
CONTRACTS WITH CONSULTANTS
------------------------------------------------------------------------------------------------------------
Name                           Termination Date         Payment Terms
------------------------------------------------------------------------------------------------------------
                                                        4,166 per month plus ten  shares of common
Pioneering Innovation Com Dll  Dec 15, 2005             stock per satellite installed, up to 40,000 shares
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
NOTES PAYABLE
------------------------------------------------------------------------------------------------------------
                                                        Balance as of December 31, 2004, and Payment
Payee                          Maturity                 Terms
------------------------------------------------------------------------------------------------------------
Comerica/John Creel and        Ending upon payment
Steve Meineke                  per agreement            Interest only; balance due of $37,750 + interest
------------------------------------------------------------------------------------------------------------
Equus/Vineyard Bank            On demand                $ 150,000 + interest
------------------------------------------------------------------------------------------------------------
Larry Williams                 October 31, 2005         $ 5,262 + interest
------------------------------------------------------------------------------------------------------------
Steve Meineke                  On demand                $ 15,000 + interest
------------------------------------------------------------------------------------------------------------
John Creel                     On demand                $ 26,000 + interest
------------------------------------------------------------------------------------------------------------
John Creel                     On demand                $ 16,259 + interest
------------------------------------------------------------------------------------------------------------
Oceanus Value Fund             March 31,2005            400,000 + interest (1)
------------------------------------------------------------------------------------------------------------
LDM                            On demand                46,250 + interest (2)
------------------------------------------------------------------------------------------------------------
CAPITAL LEASES
------------------------------------------------------------------------------------------------------------
Lessor                         Lease Term               Payment Terms
------------------------------------------------------------------------------------------------------------
                               Between 14 to 35 months
6 Computer Leases              left on leases           436 per month for all six leases
------------------------------------------------------------------------------------------------------------

Footnotes  to  Contractual  Obligations:
---------------------------------------

     (1) We are currently in default of this loan. At this time, we are in discussions with Oceanus pursuant to which it expected that we will be able to cure those defaults. Until we reach such an agreement or otherwise are able to cure the default, Oceanus may convert the outstanding balance into our common stock at a conversion price of the lesser of (i) $0.33 per share or (ii) eighty percent (80%) of the lowest closing bid price for the common stock (as reported by Bloomberg) in any of the five (5) trading days immediately preceding the conversion date. If the conversion date were April 14, 2005, then the conversion price would be $0.24 per share (based on the average closing bid price of $.30). In addition, the balance is secured by all of our accounts, equipment, general intangibles, inventory, and other rights to collect money. Oceanus may at any time proceed to foreclose on this collateral at any time until we cure the default and may collect from our company the cost of such proceedings.

     (2) We are currently in default of this loan. Until we cure the default, interest will accrue at 14%. In addition, the loan is secured by all of our assets, which security interest is subordinate to the security interest held by Silicon Valley Bank. The loan is also guaranteed by our Chief Executive Officer, John Creel. LDM may at any time proceed to foreclose on the security interest or seek recovery from Mr. Creel under the guaranty until we cure the default and may collect from our company the cost of such proceedings. We would owe Mr. Creel under the guaranty for any payments made to LDM under the guaranty.

Currently, our total contractual obligations related to long-term debt, capital leases, and certain contracts is approximately $990,000 arising out of obligations related to employment and consulting agreements. In addition, we have approximately $696,000 due under notes payable on demand or in the next twelve months.

We anticipate that we will have to raise capital during the next 12 months to meet our current obligations including trade accounts payable and liabilities to related parties. We intend to raise the capital required to fund our financing needs by issuance of debt and equity. We cannot assure you that financing will be available or accessible on reasonable terms.

          Inflation
          ---------

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

ITEM  7.     FINANCIAL  STATEMENTS




                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheet as of December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the Years Ended December 31,
    2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended
    December 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the Years Ended December
    31, 2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-9

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



To  the  Board  of  Directors  and  Stockholders
Rapidtron,  Inc.  (formerly  The  Furnishing  Club)

We have audited the accompanying consolidated balance sheet of Rapidtron, Inc. (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rapidtron, Inc. as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2004, the Company has a working capital deficit of approximately $1,803,000, recurring losses from operations, an accumulated deficit of approximately $7,686,000 and has generated an operating cash flow deficit of approximately $1,521,000 for the year then ended. As discussed in Note 1 to the financial statements, additional capital will be necessary to fund the Company's long-term operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Squar, Milner, Reehl & Williamson, LLP


March  25,  2005
Newport  Beach,  California

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                    $       750
  Accounts receivable, net                                    434,812
  Inventory, net                                              334,742
  Prepaid expenses and other current assets                    87,934
                                                          ------------
                                                              858,238

PROPERTY AND EQUIPMENT, NET                                    72,074

DEPOSITS AND OTHER ASSETS                                      12,380
                                                          ------------

                                                          $   942,692
                                                          ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                        $ 1,363,044
  Accrued liabilities                                         334,603
  Secured borrowings                                          235,657
  Due to related party                                         91,287
  Loans due to related parties                                250,271
  Notes payable, net of discount                              382,577
  Obligations under capital lease                               4,245
                                                          ------------
                                                            2,661,684

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, par value $0.001 per share; 5,000,000
    shares authorized; no shares issued or outstanding              -
  Common stock, par value $0.001 per share; 100,000,000
    shares authorized; 20,463,061 shares issued and
    outstanding                                                20,463
  Additional paid-in capital                                5,946,399
  Stock subscription receivable                                  (305)
  Accumulated deficit                                      (7,685,549)
                                                          ------------
                                                           (1,718,992)
                                                          ------------

                                                          $   942,692
                                                          ============


-------------------------------------------------------------------------------
Page  F-3          The  accompanying  notes  are  an  integral  part  of  these consolidated  financial  statements.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                             2004          2003
                                         ------------  ------------
NET SALES                                $ 2,037,130   $   945,605

COST OF GOODS SOLD                         1,433,958       801,661
                                         ------------  ------------

GROSS PROFIT                                 603,172       143,944

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                 3,420,633     2,903,853
                                         ------------  ------------

LOSS FROM OPERATIONS                      (2,817,461)   (2,759,909)

OTHER INCOME (EXPENSE)
  Interest expense                          (129,562)      (80,801)
  Loss on write-off of note receivable      (250,000)            -
  Foreign currency exchange loss             (99,974)      (62,794)
                                         ------------  ------------
                                            (479,536)     (143,595)
                                         ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES    (3,296,997)   (2,903,504)

PROVISION FOR INCOME TAXES                     3,307           800
                                         ------------  ------------

NET LOSS                                 $(3,300,304)  $(2,904,304)
                                         ============  ============

BASIC AND DILUTED NET LOSS PER COMMON
  SHARE                                  $     (0.16)  $     (0.19)
                                         ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                             20,345,000    15,106,000
                                         ============  ============


--------------------------------------------------------------------------------
Page  F-4           The  accompanying  notes  are  an  integral  part  of  these consolidated  financial  statements.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                             ADDITIONAL
                                   COMMON STOCK        TREASURY STOCK          PAID-         STOCK
                                -------------------  ---------------------      IN       SUBSCRIPTION   ACCUMULATED
                                 SHARES     AMOUNT    SHARES      AMOUNT      CAPITAL     RECEIVABLE      DEFICIT        TOTAL
                                ---------  --------  ---------  ----------  -----------  -------------  ------------  ------------
                                ---------  --------  ---------  ----------  -----------  -------------  ------------  ------------
BALANCE -
     DECEMBER 31, 2002          9,924,000  $10,120    196,000   $(196,000)  $   74,865   $          -   $(1,480,941)  $(1,591,956)
Shares issued to settle
accrued salaries at $0.50
per share                         128,000      128          -           -       63,872              -             -        64,000
Effects of reverse merger       5,598,002    5,598          -           -       (5,598)             -             -             -
Treasury shares retired in
connection with reverse
 merger                                 -     (196)  (196,000)    196,000     (195,804)             -             -             -
Debt converted to equity at
approximately $1.00 per
share, in connection with
reverse merger                  1,599,000    1,599          -           -    1,646,425              -             -     1,648,024
Shares issued for services at
1.00, in connection with
reverse merger                    400,000      400          -           -      399,600              -             -       400,000
Shares sold at approximately
 $1.00 per share                  245,700      246          -           -      257,568              -             -       257,814
Shares issued for services at
1.19 per share                     37,815       38          -           -       44,962              -             -        45,000
Debt converted to common
shares at $1.00 per share          60,000       60          -           -       59,940              -             -        60,000
Shares and warrants issued
 at $1.25 per share in
connection with Unit
Purchase Agreement              1,280,000    1,280          -           -    1,598,720       (535,305)            -     1,064,695
Debt and payables converted
to equity at $1.00 per
share, in connection with
Unit Purchase Agreement           348,334      348          -           -      347,986              -             -       348,334

                                   (continued)


--------------------------------------------------------------------------------
Page  F-5               The  accompanying  notes  are  an integral part of these
                        consolidated  financial  statements.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                 COMMON STOCK      TREASURY STOCK    ADDITIONAL        STOCK
                             -------------------  -----------------    PAID-IN     SUBSCRIPTIONS    ACCUMULATED
                               SHARES    AMOUNT    SHARES   AMOUNT     CAPITAL      RECEIVABLE        DEFICIT        TOTAL
                             ----------  -------  --------  -------  -----------  ---------------  -------------  ------------
Debt converted to stock
and warrants at $1.25
per share, in
connection with Unit
Purchase Agreement              192,000      192         -        -      239,808               -              -       240,000
Net loss                              -        -         -        -            -               -     (2,904,304)   (2,904,304)
                             ----------  -------  --------  -------  -----------  ---------------  -------------  ------------
BALANCE -
     DECEMBER 31, 2003       19,812,851   19,813         -        -    4,532,344        (535,305)    (4,385,245)     (368,393)
Shares issued for services
at $1.38 per share               50,000       50         -        -       68,947               -              -        68,997
Shares issued for services
at $1.33 per share              120,000      120         -        -      159,880               -              -       160,000
Shares issued for services
at $1.78 per share                  210        -         -        -          374               -              -           374
Exercise of warrants at
1.25 per share                 320,000      320         -        -      399,680               -              -       400,000
Purchase of shares and
warrants at $1.25 per
share                           160,000      160         -        -      199,840               -              -       200,000
Warrants granted for
services                              -        -         -        -      438,534               -              -       438,534
Receipt of stock
subscription receivable               -        -         -        -            -         535,000              -       535,000
Warrants issued with debt             -        -         -        -      146,800               -              -       146,800
Net loss                              -        -         -        -            -               -     (3,300,304)   (3,300,304)
                             ----------  -------  --------  -------  -----------  ---------------  -------------  ------------

BALANCE -
     DECEMBER 31, 2004       20,463,061  $20,463         -  $     -  $ 5,946,399  $         (305)  $ (7,685,549)  $(1,718,992)
                             ==========  =======  ========  =======  ===========  ===============  =============  ============


--------------------------------------------------------------------------------
Page  F-6               The  accompanying  notes  are  an integral part of these
                        consolidated  financial  statements.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                     2004          2003
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $(3,300,304)  $(2,904,304)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                      41,444         7,754
    Provision for bad debts                                          115,044        15,000
    Provision for warranty reserve                                    17,794             -
    Common shares issued for services                                209,371       445,000
    Warrants issued to outside consultants for services              438,534             -
    Unrealized foreign exchange loss                                  85,599        19,909
    Loss on write-off of note receivable                             250,000             -
    Amortization of note payable discount related to
      detachable warrants issued with debt                            36,700             -
    Changes in operating assets and liabilities:
      Accounts receivable                                           (232,469)     (253,228)
      Inventory                                                      223,460      (305,766)
      Prepaid expenses and other current assets                      (20,258)        6,235
      Deposits and other assets                                            -         1,521
      Accounts payable                                               490,174       (79,046)
      Accrued liabilities                                            119,569       429,043
      Due to related party                                             3,942       (80,830)
                                                                 ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                             (1,521,400)   (2,698,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                   (1,905)       (3,941)
                                                                 ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                 (1,905)       (3,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans due to related parties                           250,000     1,777,910
Principal payment of loans due to related parties                   (323,998)     (322,212)
Proceeds from secured borrowings                                     951,523             -
Principal payment of secured borrowings                             (715,866)            -
Proceeds from issuance of notes payable                              525,000             -
Principal payment of notes payable                                  (378,594)            -
Principal payment of capital lease obligations                        (3,266)       (2,133)
Proceeds from issuance of stock                                      200,000       257,814
Proceeds from exercise of warrants                                   400,000     1,064,695
Proceeds from stock subscriptions                                    535,000             -
                                                                 ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,439,799     2,776,074
                                                                 ------------  ------------

NET INCREASE (DECREASE) IN CASH                                      (83,506)       73,421

CASH - beginning of period                                            84,256        10,835
                                                                 ------------  ------------
CASH - end of period                                             $       750   $    84,256
                                                                 ============  ============

                                   (continued)


--------------------------------------------------------------------------------
Page  F-7               The  accompanying  notes  are  an integral part of these
                        consolidated  financial  statements.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


                                                             2004       2003
                                                           --------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the period for:
  Income taxes                                             $  3,307  $      800
                                                           ========  ==========
  Interest                                                 $ 67,479  $   42,431
                                                           ========  ==========

Non-cash investing and financing activities:
  Stock issued to settle accounts payable                  $ 20,000  $        -
                                                           ========  ==========
  Acquisition of software for note payable                 $ 96,271  $        -
                                                           ========  ==========
  Allocation of proceeds from convertible note payable to
    detachable stock purchase warrants                     $146,800  $        -
                                                           ========  ==========
  Borrowings used to fund note receivable                  $250,000  $        -
                                                           ========  ==========
  Cancellation of treasury stock                           $      -  $  196,000
                                                           ========  ==========
  Equipment acquired via capital lease                     $      -  $    6,085
                                                           ========  ==========
  Effects of reverse merger on common stock                $      -  $    5,598
                                                           ========  ==========
  Common stock issued to retire debt                       $      -  $1,712,352
                                                           ========  ==========
  Common stock and warrants issued to retire debt          $      -  $  240,000
                                                           ========  ==========


--------------------------------------------------------------------------------
Page  F-8               The  accompanying  notes  are  an integral part of these
                        consolidated  financial  statements.

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS

Rapidtron, Inc. (formerly The Furnishing Club, the "Parent") was incorporated in the State of Nevada in March 2000. The Parent's wholly owed subsidiary, also named Rapidtron, Inc. (collectively, the "Company"), was incorporated in the State of Delaware in January 2000. The Company is headquartered in Costa Mesa, California and provides Radio Frequency ("RF") smart access control and ticketing/ membership systems (the "System") to the fitness and ski industries and universities in North America. The System facilitates rapid operator-free entry and exit through automated turnstiles or portals and optional hands-free entry. The Company incorporates "smart card" debit/credit technology for retail purchases and promotional/loyalty programs. The System is versatile and utilizes either read-write RF smart cards or bar code paper tickets. This dual capability allows a venue to issue and re-issue numerous types and durations of access privilege cards. Its open architecture allows for an easy interface with existing back office software.

During the year ended December 31, 2003, the Company completed a reverse merger (see Note 2). The common stock of the merged entity is quoted on the Over the Counter Bulletin Board under the symbol "RPDT.OB".

GOING  CONCERN  AND  LIQUIDITY  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company has a working capital deficit of approximately $1,803,000, recurring losses from operations, an accumulated deficit of approximately $7,686,000 and has generated an operating cash flow deficit of approximately $1,521,000 for the year then ended. The Company intends to fund operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005.

Thereafter, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results, which may result in the discontinuance of operations.

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


--------------------------------------------------------------------------------
Page F-9

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

USE  OF  ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates made by management include, among others, provision for losses on accounts receivable, realization of inventory and long-lived assets, warranty reserves and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

CONCENTRATIONS
Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. At times, the Company's bank balance may exceed the amount insured by the Federal Deposit Insurance Corporation.

The Company grants credit to customers and requires collateral, in the form of cash deposits, on a case-by-case basis. Deposits from customers, which are included in accrued liabilities in the accompanying consolidated balance sheet, totaled $12,900 at December 31, 2004. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Receivables that have been allowed for are written-off against the allowance for doubtful accounts when management has exhausted all collection efforts and deems the receivables to have no chance of collection. Management has provided an allowance for doubtful accounts of $135,044 at December 31, 2004. Although management expects to collect amounts due, actual collections may differ from the estimated amounts.

At December 31, 2004, two customers accounted for approximately 82% of net accounts receivable. One customer accounted for approximately 67% of net sales during the year ended December 31, 2004, and no other customer accounted for more than 10% of net sales for the year then ended. For the year ended December 31, 2003, two customers accounted for approximately 54% of net sales.

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

CASH  EQUIVALENTS

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents at year-end.


--------------------------------------------------------------------------------
Page F-10

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

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

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally three years. Equipment under capital lease obligations are capitalized at the lesser of their estimated fair market value or the present value of the minimum lease payments, and are depreciated over the shorter of the estimated useful life or the term of the related lease. Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to stockholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to any newly initiated commitment to a plan to sell such assets by management. As a result, the Company cannot determine the potential effects that adoption of SFAS No. 144 will have on the consolidated financial statements with respect to future disposal decisions, if any. As of December 31, 2003, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

REVENUE  RECOGNITION

Revenues on product sales are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.
Installation revenues, which are billed separately from product sales, are generally recorded upon completion of services. Management believes that the Company's revenue recognition policies comply with Staff Accounting Bulletin No. 104 ("SAB 104") issued by the Securities Exchange Commission ("SEC").


--------------------------------------------------------------------------------
Page F-11

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

FOREIGN  CURRENCY  TRANSACTIONS

The Company records all transactions with its foreign supplier, Axess (see above), in accordance with SFAS No. 52, "Foreign Currency Translation." All invoices received from Axess are denominated in Euros. When an invoice is received, the Company translates these amounts to US Dollars at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time payment is made, a foreign currency exchange gain or loss results. The Company recorded a realized foreign currency exchange gain
(loss) of approximately $11,000 and $(43,000) for the years ended December 31, 2004 and 2003, respectively.

Additionally, the Company computes a foreign currency exchange gain or loss at each balance sheet date on all recorded foreign currency denominated transactions that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred (the invoice date), and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current operations. The Company recorded an unrealized foreign currency exchange loss of approximately $87,000 and $20,000 for the years ended December 31, 2004 and 2003, respectively.

The Company does not use derivative instruments to hedge against foreign currency fluctuations.

ADVERTISING

The Company expenses the cost of advertising when incurred. Advertising expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and approximated $92,000 and $156,000 for the years ended December 31, 2004 and 2003, respectively.

SHIPPING  AND  HANDLING  COSTS

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Freight costs for the years ended December 31, 2004 and 2003 were approximately $89,000 and $70,000, respectively.

SOFTWARE  DEVELOPMENT  COSTS

The Company develops software to allow its products to interface with existing back office software used by its customers. Software development costs are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Software development costs approximated $21,000 and $58,000 for the years ended December 31, 2004 and 2003, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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


--------------------------------------------------------------------------------
Page F-12

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

STOCK  BASED  COMPENSATION

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized straight-line over the applicable service period, which is usually the vesting period. SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" and interpreted by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional, and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

As of December 31, 2004, the Company has granted options to employees under one stock-based compensation plan (see Note 8). The Company accounts for such grants under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the estimated market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation for the years ended December 31:.

                                                                 2004          2003
                                                             ------------  ------------

Net loss:
  As reported                                                $(3,300,304)  $(2,904,304)
  Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards     (193,500)       (5,400)
                                                             ------------  ------------

      Pro forma                                              $(3,493,804)  $(2,909,704)
                                                             ============  ============

Basic and diluted net loss per share:
  As reported                                                $     (0.16)  $     (0.19)
                                                             ============  ============

  Pro forma                                                  $     (0.17)  $     (0.19)
                                                             ============  ============


--------------------------------------------------------------------------------
Page F-13

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

COMPREHENSIVE  INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2004 and 2003, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the years ended December 31, 2004 and 2003.

EARNINGS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2004 and 2003 as all options (Note 8) and warrants (Note 9) to acquire common stock, plus convertible notes payable (Note 6), were deemed to be under water. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

TREASURY  STOCK

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders' deficit at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

SEGMENTS  OF  A  BUSINESS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

SIGNIFICANT  RECENT  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2003; and (b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have an interest in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.


--------------------------------------------------------------------------------
Page F-14

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

SIGNIFICANT  RECENT  ACCOUNTING  PRONOUNCEMENTS  (continued)

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that " under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges ." SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

The FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.


--------------------------------------------------------------------------------
Page F-15

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

SIGNIFICANT  RECENT  ACCOUNTING  PRONOUNCEMENTS  (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, notes payable and capital lease obligations. The Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market rates and the short-term maturities of these financial instruments. It is not practical to estimate the fair value of amounts due to related party and loans due to related parties due to their related party nature (see Note 5 for more information on related party payables and debt).

2.  REVERSE  MERGER

On May 8, 2003, The Furnishing Club and subsidiary ("TFC"), a publicly traded "shell" company (the previous public registrant), completed a reverse merger under an Agreement and Plan of Merger (the "Plan" or "Merger") with Rapidtron, Inc., a Delaware corporation (the "Private Company"), in a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Immediately prior to the Merger, TFC had 20,000,000 common shares authorized and 19,993,752 shares of common stock issued and outstanding. Pursuant to the Merger, all of the 10,052,000 issued and outstanding shares of common stock of the Private Company (including 128,000 shares for the settlement of accrued salaries, as discussed in Note 6) were exchanged for 9,600,000 common shares of TFC, on a 0.955 to 1 basis. Concurrent with the closing of the Merger, 13,943,750 shares of common stock of TFC were canceled, and the Private Company issued 5,598,002 shares of common stock. As a result, immediately after the Merger 15,650,002 shares of common stock were issued and outstanding. In addition, the Company issued 400,000 shares of restricted common stock to two finders associated with the merger.

Immediately after the Merger, the officers and directors of TFC resigned and the management of the Private Company took control of such positions, therefore effecting a change of control. As a result, the transaction was recorded as a "reverse merger" whereby the Private Company was considered the accounting acquirer as it retained control of TFC after the merger, however, legally the Private Company became a wholly owned subsidiary of TFC after the Merger. In connection with the Merger, TFC changed its name to Rapidtron, Inc.

3.  NOTE  RECEIVABLE

In July 19, 2004, the Company entered into a Memorandum of Understanding (MOU) with Smart Cards Integrators, Inc. (SCI), whereby the Company could purchase SCI for stock and warrants if certain conditions were met by November 30, 2004. Such conditions were not met and the acquisition was not completed. Prior to November 30, 2004, the Company loaned $250,000 to SCI. Pursuant to the terms of the MOU, the Company forgave such account receivable in the amount $250,000 as a result of its failure to satisfy certain conditions to close the merger contemplated by the MOU.


--------------------------------------------------------------------------------
Page F-16

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

4.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following  at  December  31,  2004:

Furniture and fixtures         $  5,339
Computer equipment               26,144
Software                         96,271
                               ---------
                                127,754
Less accumulated depreciation   (55,680)
                               ---------
                               $ 72,074
                               =========

Included in property and equipment are several computers acquired under capital leases with costs totaling $10,637 and related accumulated depreciation of $6,611 at December 31, 2004. Depreciation of such leased equipment totaled $3,034 and $2,156 for the years ended December 31, 2004 and 2003, respectively.

5.  RELATED  PARTY  TRANSACTIONS

DUE  TO  RELATED  PARTY

Equus Marketing and Design, Inc. ("Equus") is a party related to the Company through commonality of ownership. The Company shares a facility and certain administrative personnel with Equus (Equus is the lessee of the property and employer of certain personnel). Additionally, Equus provides marketing services to the Company.

On January 1, 2002, the Company entered into an administrative expenses agreement and a marketing services agreement with Equus on a month-to-month basis. Under the administrative expenses agreement, the Company is to reimburse Equus monthly for certain costs directly attributable to the Company plus approximately 30% to 50% of shared costs such as rent, utilities, certain employees' payroll costs, etc. Management believes that the allocated amounts are reasonable and at fair market values. For the years ended December 31, 2004 and 2003, Equus charged the Company approximately $175,000 and $277,000, respectively, for administrative expenses.

The marketing services agreement requires a monthly marketing retainer of $2,500 to be paid to Equus. Additionally, the Company is billed for certain other direct advertising and marketing costs. For the years ended December 31, 2004 and 2003, marketing and advertising expenses charged by Equus approximated $110,000 and $207,000, respectively.

At December 31, 2004, the Company owed Equus approximately $91,000 for unpaid administrative and marketing expenses, which is included in due to related party on the accompanying consolidated balance sheet.

LOANS  DUE  TO  RELATED  PARTIES

The Company had the following loans due to related parties at December 31, 2004:

Loans due to stockholders, unsecured, accrue interest at the Prime
  rate (5.0% at December 31, 2004), due on demand.                  $ 62,521
Loan payable to stockholders, unsecured, accrues interest at the
  Prime rate plus 2%, due on demand.                                  37,750
Loan payable to Equus, unsecured, accrues interest at the Prime
  rate plus 1%, due on demand.                                       150,000
                                                                    --------
                                                                    $250,271
                                                                    ========


--------------------------------------------------------------------------------
Page F-17

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

5.  RELATED  PARTY  TRANSACTIONS  (continued)

LOANS  DUE  TO  RELATED  PARTIES  (continued)

During the year ended December 31, 2004, the Company borrowed approximately $250,000 from related parties, and made repayments with cash approximating $324,000.

MANAGEMENT  SERVICES  AGREEMENT

Effective January 1, 2002, the Company entered into a management services agreement with Meineke Consulting, LLC ("Meineke"). The proprietor of Meineke Consulting, LLC is a member of the Board of Directors of the Company. Under such agreement Meineke is to provide general management services to the Company until December 31, 2004, unless terminated earlier. Such agreement was terminated on March 1, 2004. Fees for each of the years ended December 31, 2004 and 2003 approximated $11,250 and $100,000, respectively. The Management Services Agreement with Meineke was terminated in February 2004.

CONSULTING AGREEMENT

The Company has entered into a 36-month consulting services agreement with Lee Guthrie & Associates ("LGA") to provide sales, marketing, distribution and business development strategies and assistance. Lee Guthrie, the owner of LGA, is the Company's Vice President of Fitness Sales. The agreement commenced on June 1, 2002, and may be terminated by either party with 30 days notice. Such agreement requires monthly payments of $4,000 plus annual bonuses if certain targets are met. In addition, the Company granted options to purchase 150,000 shares of the Company's common stock at an exercise price of $1.00 per share
(see Note 8). The Company incurred consulting fees related to this contract totaling $48,000 during each of the years ended December 31, 2004 and 2003. The Consulting Agreement with Guthrie was terminated in November 2004.

EMPLOYMENT  AGREEMENTS

During the year ended December 31, 2003, the Company entered into employment agreements with certain employees. Such agreements expire on December 31, 2004 and November 30, 2006 and can only be terminated prior to such dates by either party for "cause", as defined. Agreements expiring on December 31, 2004 have not been renewed, but the employees continue to work for the Company on an "at will" basis with payment terms similar to their previous employment agreements. The one agreement that has not expired has provisions that include base salary amounts, various benefits, the granting of stock options (see Note 8), and covenants not to compete. Upon a resignation with cause by the employee or termination without cause by the Company, the Company is to immediately pay all accrued compensation, and must continue paying the base salary for 6 to 12 months following termination. Total base salaries to be paid to these employees are as follows for the years ending December 31:

2005       $115,000
2006        115,000
           --------
           $230,000
           ========

Other related party transactions are discussed elsewhere in these notes to the consolidated financial statements.


--------------------------------------------------------------------------------
Page F-18

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

6.  DEBT

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

The Agreement has a one-year term, and then continues on a year-to-year basis thereafter. The Company is recording advances under the agreement as secured borrowings. The Company is obligated to repurchase transferred receivables under the agreement, and, therefore, the transaction does not qualify as a sale under the terms of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of December 31, 2004, the Company has received advance totaling $235,657 against the "purchase" of trade receivables totaling $336,653.

NOTES  PAYABLE

On October 8, 2004, the Company borrowed $350,000 under a convertible secured promissory note. Such note bears interest at 10% per annum and principal and interest is due in-full on November 8, 2004. The debt is secured by certain assets of the Company, including the note receivable (see Note 3), and is guaranteed by the president and CEO of the Company. On November 22, 2004, the note was amended to extend the maturity date to December 15, 2004 and allow the Company to borrow an additional $25,000. Such debt is subordinated to the secured borrowings with SVB, as described above. Upon an event of default, as defined, the lender may convert the note to the Company's restricted common shares at the lesser of a) $0.33 per share or b) the average lowest closing bid price during the five trading days immediately prior to the Conversion Date, as defined. No beneficial conversion feature was recorded as the fair value of the underlying stock was not deemed to be materially different from the most beneficial conversion price at the commitment date. If the note is converted, the Company shall, at its own expense, file a registration statement with the SEC within six months after the conversion date. In December 2004, the Company repaid $337,500 following the maturity date. As a result, a late fee of $18,750 became due and interest began to accrue at 14% per annum. Until the Company cures the default, interest will accrue at 14%. In addition, the loan is secured by all of the Company's assets, which security interest is subordinate to the security interest held by Silicon Valley Bank. LDM may at any time proceed to foreclose on the security interest until the Company cures the default and may collect from the Company the cost of such proceedings.

On December 1, 2004, the Company borrowed $400,000 under a secured convertible promissory note with detachable stock purchase warrants (see Note 9). Such note bears interest at 15%, is due on March 31, 2005, is guaranteed by the officers of the Company, and is secured by substantially all assets of the Company. Interest totaling $15,000 was prepaid by the Company. Of this total, $5,000 has been expensed during the year ended December 31, 2004 and the remaining $10,000 is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. Thereafter, interest is due monthly. The debt is subordinated to the secured borrowings with SVB, as described above. The Company has recorded a debt discount of $146,800 to allocate the proceeds to the detachable stock purchase warrants based on their relative fair value. The lender may convert the note to the Company's common stock at the lesser of a) $0.33 per share or b) 80% of the average lowest closing bid price during the five trading days immediately prior to the conversion date. In accordance with EITF Issue No. 98-05, the Company calculated a beneficial conversion feature ("BCF") of $146,800 at the commitment date, but will not record such BCF until an event of Default has occurred. The Company was also obligated to prepare and file with the SEC no later than December 31, 2004, a registration statement covering all shares issuable under the detachable stock purchase warrants, for continuous offering pursuant to Rule 415 under the Securities Act of 1933. The Company is obligated to pay an additional $8,000 to the holder of the note for every 30 days after December 31, 2004, until the registration statement is declared effective by the Commission.


--------------------------------------------------------------------------------
Page F-19

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

6.  DEBT  (continued)

CAPITAL  LEASE  OBLIGATIONS

Included in property and equipment (see Note 4) are several computers acquired under capital leases. The leases accrue interest at an imputed rate of 19.99%, require principal and interest payments approximating $350 per month, and expire on various dates through October 2006.

7.  EQUITY  TRANSACTIONS

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

On November 12, 2003, the Company closed the unregistered sale of common stock and warrants under a Unit Purchase Agreement, as more fully described in Unit Purchase Agreement below.

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

In connection with the Pioneering Innovations Agreement (see Note 10), the Company issued 210 shares of restricted common stock in June 2004 for services approximating $400.

On February 27, 2004, a warrant holder converted warrants to acquire 320,000 shares of the Company's common stock for cash totaling $400,000.


--------------------------------------------------------------------------------
Page F-20

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

7.  EQUITY  TRANSACTIONS  (continued)

On January 1, 2004, the Company entered into a public financial relations agreement with Liolios Group, Inc. ("Liolios"), pursuant to which the Company will pay Liolios $5,000 per month for six months, plus 50,000 shares of restricted common stock, in six equal monthly installments beginning on February 1, 2004. As of December 31, 2004, the Company has issued all 50,000 shares of common stock under this agreement and has recorded approximately $69,000 of public relations expenses during the year then ended related to such issuances.

In November 2003, the Company entered into a consulting agreement with Big Sky Management Ltd ("Big Sky"). Such agreement required the Company to issue 120,000 shares of its restricted common stock plus warrants to acquire 120,000 shares of common stock (collectively, the "Units") in exchange for $160,000 of services to be performed during a 12-month period beginning on November 12, 2003. The Units were approved by the Board of Directors and issued in February 2004. The warrants are exercisable upon issuance at a price of $1.25 per share at any time up to February 12, 2005 and, thereafter, at a price of $1.50 per share at any time up to February 12, 2006, at which time such warrants shall expire. Under this agreement, the Company is required to file a registration statement on Form S-8 to register the common shares and the common shares acquirable upon exercise of the warrants under the Securities Act of 1933, as amended. During the years ended December 31, 2004 and 2003, the Company incurred consulting expense of $140,000 and $20,000, respectively, under this agreement.

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

The Company is required to register the common stock issued as part of the Units, and if necessary, keep a shelf-registration statement effective for a period of 2 years following the issuance of the Units. The Company is required to pay all costs and expenses associated with the registration. Proceeds approximating $50,000 from the sale of the Units were set aside to cover the cost of the registration. The Company incurred costs approximating 126,000 related to this registration statement. Additional costs may be required depending upon the number of supplements or amendments that the Company may be required to file. Additional costs must be paid from operating revenue or through additional investments.

The Company was required to use the proceeds from the sale to satisfy certain outstanding payables and future expenses related to registration of securities, with $385,000 set aside for paying general operating expenses.

In addition, the Company cannot use any of the proceeds to pay debt to related parties. As a condition of receiving the foregoing proceeds, related parties and employees were required to accept a total of 348,334 shares of restricted common stock in exchange for $348,334 of outstanding debt.


--------------------------------------------------------------------------------
Page F-21

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

7.  EQUITY  TRANSACTIONS  (continued)

UNIT  PURCHASE  AGREEMENT  (continued)

The Company did not receive approximately $535,000 of the total proceeds under the Unit Purchase Agreement as of December 31, 2003; therefore such amount was recorded as stock subscription receivable on the accompanying consolidated statements of stockholders' deficit. The Company received $535,000 during the year ended December 31, 2004.

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

On July 17, 2003, the Company borrowed $150,000 from Corvus Holding Ltd., evidenced by a promissory note with interest at 6% per annum, due October 17, 2003 and payable upon demand thereafter. The Company agreed to convert $60,000 of this debt to 60,000 shares of its restricted common stock on August 22, 2003 (as noted above). On December 31, 2003, Corvus Holding Ltd. tendered the remaining principal balance of $90,000 for 72,000 Units under the terms of the Unit Purchase Agreement dated November 12, 2003, as amended.

In connection with the Unit Purchase Agreement, certain executives of the Company made certain representations and warranties to the investors related to the Company's forecasted performance and agreed that such representations were a material inducement to the investment in the Units. In connection with such forecasts, the executives, as principal shareholders, each entered into an Escrow and Contribution Agreement under which they agree to place their common shares into escrow and to contribute their pro rata share of such escrowed shares to the Company in the event of a breach of such representations and warranties or the issuance of stock or stock options in excess of certain limits. The executives placed 9,124,392 shares into escrow. Under the terms of the Escrow and Contribution Agreement, these shareholders agreed to contribute to the Company one share of common stock for (i) each $1.00 that the Company's gross revenue for the 15 month period ending December 31, 2004 falls below the gross revenue forecast of $10,880,000 for such period, (ii) each share of common stock issued and each option (or other securities exercisable to acquire a share of common stock) granted by the Company after November 12, 2003, under all compensatory or other arrangements in excess of 400,000 shares in the aggregate, and (iii) each share of common stock issued and each option (or other securities exercisable to acquire a share of common stock) granted by Rapidtron which fails to satisfy certain criteria, including a minimum share price of $1.25 per share and certain vesting requirements in connection with option grants. The Company had sales approximating 2,395,000 during the 15 month period ended December 31, 2004. As such, management estimates that approximately 8,485,000 common shares will be returned to the Company from escrow. The remaining 639,000 common shares will be returned to the shareholders. The investors shall make a claim within 15 days following the date that the December 31, 2004 annual report is filed with the SEC. Such transaction has not been recorded at December 31, 2004, but will be recorded once the investors' claim is accepted and settled.


8.  STOCK  OPTIONS

The Company adopted the 2003 Stock Plan (the "Plan") during the year ended December 31, 2003. The Plan permits the Company to issue up to 12 million shares of common stock to employees and consultants, in the form of options or stock awards. The plan received stockholder approval in 2004. The Company's officers, directors, employees and consultants are expected to participate in the Plan.


--------------------------------------------------------------------------------
Page F-22

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

8.  STOCK  OPTIONS  (continued)

No stock options were granted during the year ended December 31, 2004. During the year ended December 31, 2003, the Company granted to certain employees, in connection with employment agreements and the Plan, options to acquire 910,000 shares of the Company's restricted common stock. Of these options, 900,000 vest half on January 1, 2004 and half on January 1, 2005, and have an exercise price of $1.00 per share. The other 10,000 options vested immediately and have an exercise price of $1.25 per share. All such options have a five year life. Additionally, options to acquire 150,000 shares granted prior to 2003 were cancelled in connection with the Merger (see Note 2).

A summary of the aggregate stock option activity for the years ended December 31, 2004 and 2003 is presented below:

                                  EXERCISE PRICE   WEIGHTED AVERAGE
                         SHARES        RANGE       PRICE PER SHARE
                       ---------  ---------------  -----------------

Options outstanding -
  December 31, 2002     150,000   $          1.00  $            1.00
Options granted         910,000   $ 1.00 to $1.25  $            1.00
Options exercised             -                 -  $               -
Options expired or
  forfeited            (150,000)  $          1.00  $            1.00
                       ---------  ---------------  -----------------
Options outstanding -
  December 31, 2003     910,000   $ 1.00 to $1.25  $            1.00
Options granted               -                 -  $               -
Options exercised             -                 -  $               -
Options expired or
  forfeited                   -                 -  $               -
Options outstanding -
  December 31, 2004     910,000   $ 1.00 to $1.25  $            1.00
                       =========  ===============  =================

Options exercisable -
  December 31, 2004     460,000   $ 1.00 to $1.25  $            1.01
                       =========  ===============  =================

The weighted average life of options outstanding at December 31, 2003 was approximately four years. The weighted average grant-date fair value per share of options granted during 2003 was $0.43. Such fair value was estimated by using the Black-Scholes stock option pricing model based on the exercise price per share, the estimated market price of the Company's common stock, and the weighted-average assumptions set forth below for issuances in the year ended December 31, 2003:

Expected life            5 Years
Estimated volatility     44%
Risk-free interest rate  3.4%
Dividends                None


9.  WARRANTS

In connection with the Unit Purchase Agreement (see Note 7), the Company issued warrants to acquire 1,472,000 shares of the Company's common stock. Such warrants have a purchase price of $1.25, through the first anniversary of the date of issuance, and $1.50 up to the second anniversary of the date of issuance, upon which the warrants will expire. No warrants have been exercised or forfeited as of December 31, 2003.


--------------------------------------------------------------------------------
Page F-23

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

9.  WARRANTS  (continued)

Warrants to acquire 120,000 shares of the Company's common stock were granted in February 2004 as part of the Big Sky Management agreement (see Note 7). The Company has estimated the grant date fair value of such options to be $0.45 per share.

Warrants to acquire 320,000 common shares at $1.25 per share were exercised on February 27, 2004 (see Note 7).

Effective January 1, 2004, the Company entered into a consulting agreement with Mark Adair Financial Accounting Services ("Adair"), pursuant to which the Company will pay Adair $12,500 per month for 12 months, plus warrants to acquire 250,000 shares of restricted common stock in exchange for financial, accounting and strategic business planning consulting services. Such warrants have an exercise price of $1.25 per share between January 1, 2004 and December 31, 2004, and thereafter at $1.50 per share until five years following the expiration or termination of the Adair Consulting Agreement. Such warrants are exercisable on the date of grant. Total compensation of $145,000 has been estimated using the Black-Scholes option pricing model was amortized over the one-year life of the Adair Consulting Agreement. Such agreement, as amended, requires the Company to register the underlying 250,000 shares by filing a registration statement on Form S-8 by December 31, 2004. No registration statements have been filed with the SEC regarding such warrants.

Warrants to acquire 160,000 shares of the Company's common stock were granted in April 2004 in connection with the Generation Capital Associates purchase of Units (see Note 7). The Company has estimated the grant date fair value of such options to be $0.65 per share.

On April 1, 2004, the Company entered into a two-year management consulting agreement with Amothy Corporation ("Amothy") pursuant to which the Company will issue warrants for up to 1,000,000 shares of its restricted common stock, exercisable at the rate of $1.46 per share for five years from the date the warrants are vested. The warrants will vest as follows: 600,000 on or about April 1, 2004, 200,000 on or about July 1, 2004, and 200,000 on or about October 1, 2004. The warrants have piggyback registration rights. If the warrants are not registered at any time 12 months after the respective vesting dates of such warrants, then the warrants will have a cashless exercise provision at Amothy's option until such time as the shares underlying the warrants are registered. No registration statements have been filed with the SEC regarding such warrants. Based on the fair value of the warrants on the grant date, the Company estimates that it will record consulting fees approximating $650,000 over the life of this agreement. Expense approximating $244,000 was charged to expense during the year ended December 31, 2004.

As part of the Silicon Valley Bank ("SVB") Accounts Receivable Purchase Agreement (see Note 6), the Company granted SVB warrants to acquire 150,862 shares of common stock at $0.58 per share for five years from the date of grant. Such warrants are immediately exercisable. The Company recorded expense approximating $50,000 based on the estimated fair value of the warrants.

On December 1, 2004, in connection with the Oceanus Value Fund Convertible Promissory Note (see Note 6), the Company granted warrants to acquire 800,000 restricted common shares at $0.33 per share. Such warrants are immediately exercisable and have a term of five years. The Company has estimated the grant date fair value of such options to be $0.29 per share.


--------------------------------------------------------------------------------
Page F-24

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

9.  WARRANTS  (continued)

A summary of the aggregate warrant activity for the years ended December 31, 2004 and 2003 is presented below:

                                    EXERCISE PRICE   WEIGHTED AVERAGE
                          SHARES         RANGE       PRICE PER SHARE
                        ----------  ---------------  -----------------

Warrants outstanding -
  December 31, 2002             -                 -  $               -
Warrants granted        1,472,000   $          1.25  $            1.25
Warrants exercised              -                 -  $               -
Warrants expired or
  forfeited                     -                 -  $               -
                        ----------  ---------------  -----------------
Warrants outstanding -
  December 31, 2003     1,472,000   $          1.25  $            1.25
Warrants granted        2,480,862   $ 0.33 to $1.46  $            1.01
Warrants exercised       (320,000)  $          1.25  $            1.25
Warrants expired or
  forfeited                     -                 -  $               -
                        ----------  ---------------  -----------------
Warrants outstanding -
  December 31, 2004     3,632,862   $ 0.33 to $1.46  $            0.97
                        ==========  ===============  =================

Warrants exercisable -
  December 31, 2004     3,632,862   $ 0.33 to $1.46  $            0.97
                        ==========  ===============  =================

The weighted average life of warrants outstanding at December 31, 2004 was approximately three years. The weighted average grant-date fair value per share of warrants granted during 2004 and 2003 was $0.20 and $0.34, respectively. Such fair value was estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the estimated market price of the Company's common stock, and the weighted-average assumptions set forth below for issuances in the years ended December 31:

                           2004      2003
                         --------  --------
Expected life             5 Years   2 Years
Estimated volatility      47%       44%
Risk-free interest rate   3.3%      3.4%
Dividends                 None      None


--------------------------------------------------------------------------------
Page F-25

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

10.  COMMITMENTS  AND  CONTINGENCIES

PURCHASE  COMMITMENTS

At December 31, 2002, the Company was under a distribution agreement with Axess AG (its principal supplier), to purchase a minimum of $3,000,000 of access control devices through April 2003. On December 11, 2002, Axess AG agreed that if the Company made certain payments and met certain conditions, the purchase commitment would be released. As of December 31, 2004, management believes that all payments have been made and conditions have been met, as required by Axess AG.

To obtain the release of inventory on orders from Axess AG, the Company filed a UCC-1 Financing Statement on September 23, 2003, securing the related payable to Axess AG of approximately $100,000. Such payable is secured by certain accounts receivable totaling $100,000. Management believes that as of December 31, 2004, the Company has met all conditions and obligations required by the security agreement.

To obtain the release of additional inventory on order from Axess AG, the Company filed a UCC-1 Financing Statement on April 27, 2004, securing the related payable to Axess AG of approximately $250,000. Such payable was secured by the Company's accounts receivable. The Company met all conditions and obligations required by the security agreement, and Axess AG released this security agreement prior to December 31, 2004.

CONSULTING  AGREEMENT

The Company entered into a software development agreement with Pioneering Innovations Inc. ("Pioneering Innovations") on January 13, 2004. Pioneering Innovations has developed a piece of software titled COM DLL, which allows the Company's products to interface with customers existing back office software.

In accordance with this agreement, the Company purchased COM DLL for $100,000, to be paid in 24 equal monthly installments of $4,166.67. As no interest rate was specified in the agreement, the Company has applied a rate of 4% and recorded the related debt and asset at $96,271. Additionally, the agreement provides for support and maintenance services, related to new installations of the Company's products, by Pioneering Innovations over its three-year term. As consideration for such services, the Company will pay Pioneering Innovations 10 shares of the Company's restricted common stock per product installed that becomes fully integrated and operational with COM DLL, up to 40,000 shares. Such shares are due within 30 days of the end of each quarter. For the year ended December 31, 2004, the Company completed 26 relevant installations and has issued Pioneering Innovations 260 shares of restricted common stock (see Note
7).

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


--------------------------------------------------------------------------------
Page F-26

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

11.  INCOME  TAXES

There is no material income tax expense recorded for the years ended December 31, 2004 and 2003, due to the Company's net losses.

Income tax expense for the years ended December 31, 2004 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                                    2004         2003
                                                                ------------  ----------
Income tax benefit at U.S. federal statutory rates              $(1,122,000)  $(987,000)
Valuation allowance                                               1,122,000     987,000
State and local income taxes, net of federal income tax effect        3,307         800
                                                                ------------  ----------

                                                                $     3,307   $     800
                                                                ============  ==========

The Company has a deferred tax asset and like amount of valuation allowance of approximately $2,511,000 at December 31, 2004, relating primarily to tax net operating loss carryforwards ($2,239,000) and acquisition costs deferred for tax purposes but expensed for book purposes ($272,000). The valuation allowance increased by approximately $1,122,000 during the year ended December 31, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable income (losses) over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences.

As of December 31, 2004, the Company had net operating loss carryforwards ("NOLs") of approximately $6,585,000 available to offset future taxable income. The federal carryforward expires in varying years through 2025.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.

12.  SUBSEQUENT  EVENTS  (Unaudited)

On February 11, 2005, the Company sold 228,009 shares of our common stock for a total purchase price of approximately $62,950. The Company used the proceeds of this investment for the following:

Commissions on the sale  $ 6,295

Legal fees               $ 3,000

Payment of debt          $10,000

Working capital          $43,655

     On  February  8,  2005,  the  Company  entered  into a Convertible Note and
Warrant Purchase Agreement with Ceres Financial, Limited, a British Virgin Islands company ("Ceres"), the lead investor under the Unit Purchase Agreement, dated November 12, 2003. The Company issued to Ceres a convertible promissory note in the face amount of $30,000, plus interest at 8% per annum, and received net proceeds in the amount of $30,000. The principal amount shall be converted into shares of the Company's common stock at the close of its next equity


--------------------------------------------------------------------------------
Page F-27

--------------------------------------------------------------------------------
                                 RAPIDTRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

financing in a single transaction or series of transactions yielding gross proceeds of $200,000 or more, at a conversion rate of price per share in such equity financing. In addition, at the option of the holder, the balance of the note may be converted into common stock at the rate of the lesser of (a) $0.33 per share, or (b) 80% of the lowest closing bid price during the immediately preceding five-day trading period. The Company also issued a warrant to purchase 60,000 shares of its common stock at any time through February 7, 2010, at $0.33 per share. The conversion price may be adjusted one time during the five-year period to the closing price on the date immediately preceding notice from the holder.

On March 7, 2005, the Company entered into another Convertible Note and Warrant Purchase Agreement with Ceres, for a loan of $75,000, upon the same terms and conditions as described above. The Company issued to Ceres a convertible promissory note in the face amount of $75,000, plus interest at 8% per annum, and received net proceeds in the amount of $75,000. The principal amount shall be converted into shares of the Company's common stock on the same terms as described above. The Company also issued a warrant to purchase 150,000 shares of its common stock at any time through March 6, 2010, on the same terms as described above.


--------------------------------------------------------------------------------
Page F-28

ITEM  8A.  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed during the period covered by this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2004. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

ITEM  8B.  OTHER  INFORMATION

ITEM  1.01  ENTRY  INTO  A  MATERIAL  DEFINITIVE  AGREEMENT.

In November 2004, we terminated our consulting agreement with Lee Guthrie & Associates, eliminating the $4,000 monthly payment. We are currently negotiating a new agreement for services for 2005.

On November 22, 2004, we amended the note and loan agreement with LDM Enterprises, LLC, as described under the heading "Item 2.04 Triggering Events That Accelerate or Increase a Direct Financial Obligation," incorporated by reference.

On February 8, 2005, we entered into a Convertible Note and Warrant Purchase Agreement with Ceres Financial, Limited, a British Virgin Islands company ("Ceres"), the lead investor under the Unit Purchase Agreement, dated November 12, 2003. We issued to Ceres a convertible promissory note in the face amount of $30,000, plus interest at 8% per annum, and we received net proceeds in the amount of $30,000. The principal amount shall be converted into shares of our common stock at the close of our next equity financing in a single transaction pr series of transactions yielding gross proceeds of $200,000 or more, at a conversion rate of price per share in such equity financing. In addition, at the option of the holder, the balance of the note may be converted into common stock at the rate of the lesser of (a) $0.33 per share, or (b) 80% of the lowest closing bid price during the immediately preceding five-day trading period. We also issued a warrant to purchase 60,000 shares of our common stock at any time through February 7, 2010, at $0.33 per share. The conversion price may be adjusted one time during the five-year period to the closing price on the date immediately preceding notice from the holder. Until June 5, 2005, or until the note is converted or paid in full, we may not, without the prior written consent of Ceres Financial Limited, do any one of the following:

     1. enter into any material contract or commitment, or violating, amending or otherwise modifying or waiving any of the terms of any of our material contracts in any case, other than in the ordinary course of business.

     2. issue, deliver or sell or authorize or propose the issuance, delivery or sale of, or purchase or propose the purchase of, any shares of our capital stock or securities convertible into, or subscriptions, rights, or options to acquire, or other agreements or commitments of any character obligating us to issue, any such shares or other convertible securities, other than the issuance of shares of our common stock pursuant to the exercise of stock options or other rights therefor outstanding as of February 8, 20005;

     3. Convey, license, assign or otherwise transfer to any person or entity any rights to our intellectual property rights or assets other than in the ordinary course of business;

     4. Enter into or amend any agreements pursuant to which any other party is granted exclusive marketing or other exclusive rights of any type or scope with respect to any of our products or technology;

     5. Sell, lease, license or otherwise dispose of or encumber any of our properties or assets which are material individually or in the aggregate, to us and our business, taken as a whole, except in the ordinary course of business;

     6. Incur any indebtedness for borrowed money or guarantee any such indebtedness or issue or sell any debt securities or guarantee any debt securities of others;

     7. Enter into any operating lease in excess of $20,000;

     8. Pay, discharge or satisfy in an amount in excess of $10,000 in any one case or $50,000 in the aggregate, any claim, liability or obligation (absolute, accrued, asserted or unasserted, contingent or otherwise) arising other than in the ordinary course of business, other than the payment, discharge or satisfaction of liabilities reflected or reserved against in our financial statements for the quarter ended September 30, 2004 or incurred in the ordinary course of business;

     9. Make any capital expenditures, capital additions or capital improvements in excess of $25,000, except in the ordinary course of business;

     10. Materially reduce the amount of any material insurance coverage provided by existing insurance policies;

     11. Terminate or waive any right of substantial value, other than in the ordinary course of business;

     12. Adopt or amend any employee benefit or stock purchase or option plan obligating us to issue more than 100,000 shares of common stock in aggregate, pay any special bonus or special remuneration exceeding $5,000 individually or $20,000 in the aggregate to any employee or director (except payments made pursuant to written agreements outstanding on the date of this Agreement), or increase the salaries or wage rates of our employees except in the ordinary course of business;

     13. Grant any severance or termination pay (i) to any director or officer or (ii) to any other employee except (A) payments made pursuant to written agreements outstanding on the date hereof or (B) grants which are made in the ordinary course of business in accordance with our standard past practice;

     14. Commence a lawsuit other than (i) for the routine collection of bills or (ii) in such cases where we, in good faith, determine that failure to commence suit would result in the material impairment of a valuable aspect of our business;

     15. Acquire or agree to acquire by merging or consolidating with, or by purchasing a substantial portion of the assets of, or by any other manner, any business or any corporation, partnership, association or other business organization or division thereof or otherwise acquire or agree to acquire any assets which are material individually or in the aggregate, to our business, taken as a whole;

     16. Other than in the ordinary course of business, make or change any material election in respect of taxes, adopt or change any accounting method in respect of taxes, settle any material claim or assessment in respect of taxes; or

     18. Revalue any of our assets, including without limitation writing down the value of inventory or writing off notes or accounts receivable other than in the ordinary course of business or as required by US GAAP.

On March 7, 2005, we entered into another Convertible Note and Warrant Purchase Agreement with Ceres, for a loan of $75,000, upon the same terms and conditions as described above. We issued to Ceres a convertible promissory note in the face amount of $75,000, plus interest at 8% per annum, and we received net proceeds in the amount of $75,000. The principal amount shall be converted into shares of our common stock on the same terms as described above. We also issued a warrant to purchase 150,000 shares of our common stock at any time through March 6, 2010, on the same terms as described above.

On or about April 14, 2005, we terminated the Memorandum of Understanding with Smart Card Integrators ("SCI"). The terms of the Memorandum of Understanding are described in our Form 8-K filed with the Commission on August 3, 2004, incorporated herein by reference. Pursuant to our termination agreement with SCI, we have forgiven the outstanding balance of the $250,000 loan made pursuant to the memorandum, and both parties have otherwise fully waived and released the other party from any and all claims arising under the memorandum.


ITEM 2.04 TRIGGERING EVENTS THAT ACCELERATE OR INCREASE A DIRECT FINANCIAL OBLIGATION.

On October 8, 2004, we borrowed $350,000 under a convertible secured promissory note, as more fully described in our Form 8-K filed with the Commission on October 15, 2004, incorporated herein by reference. On November 22, 2004, we amended the note to extend the maturity date to December 15, 2004 and to borrow an additional $25,000. We did not make the required payment on December 15, 2004, and we are now in default under the loan agreement, the note and the security agreement. As a result, a late fee of $18,750 became due and interest began to accrue at

14% per annum. We repaid $347,500 following the maturity date. Until we cure the default, interest will accrue at 14%. In addition, the loan is secured by all of our assets, which security interest is subordinate to the security interest held by Silicon Valley Bank. The lender may at any time proceed to foreclose on the security interest until the we cure the default and may collect from the company the cost of such proceedings.

On December 1, 2004, we borrowed $400,000 under a secured convertible promissory note with detachable stock purchase warrants, as more fully described in our Form 8-K filed with the Commission on January 11, 2005, incorporated herein by reference. The full balance was due on March 31, 2005, and we have not made any payments to the lender. We are currently in default under the note and will remain in default until the full balance is paid in full. We were also obligated to prepare and file with the SEC no later than December 31, 2004, a registration statement covering all shares issuable under the detachable stock purchase warrants. We have not filed the registration statement to date. As a result, we are obligated to pay an additional $8,000 to the holder of the note for every 30 days after December 31, 2004, until the registration statement is declared effective by the Commission.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the name, age and position of each person who currently serves as a director and/or executive officer of our company as of December 31, 2004, is incorporated by reference to our definitive proxy solicitation on
Schedule 14A, to be filed with the Commission within 120 days of the end of our fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Information regarding the executive compensation of our named executive officers is incorporated by reference to our definitive proxy solicitation on Schedule 14A, to be filed with the Commission within 120 days of the end of our fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to our definitive proxy solicitation on Schedule 14A, to be filed with the Commission within 120 days of the end of our fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to our definitive proxy solicitation on Schedule 14A, to be filed with the Commission within 120 days of the end of our fiscal year.

ITEM 13. EXHIBITS

Exhibit
Number   Description
----------------------------------------------------------------------------------------------
2.1      Agreement and Plan of Merger (1)
2.2      Amendment to Agreement and Plan of Merger (2)
3.1      Articles of Incorporation (3)
3.2      Amended Articles of Incorporation(3)
3.3      Amended Articles of Incorporation(4)
3.4      Amended Articles of Incorporation(5)
3.5      Bylaws(3)
10.1     Registration Rights Agreement
10.2     Security Agreement
10.3     Warrant To Purchase Common Stock
10.4     15% Secured Convertible Promissory Note
10.5     Securities Purchase Agreement


Exhibit
Number   Description
---------------------------------------------------------------------------------------------------
10.6     Convertible promissory Note
10.7     Loan Agreement
10.8     Security Agreement
10.9     Amendment No. 1 to Loan Agreement
10.10    Allonge to Convertible Promissory Note
10.11    Unit Purchase Agreement dated November 12, 2003(6)
10.12    Amended and Restated Amendment No. 1 to Unit Purchase Agreement dated November
         12, 2003(6)
10.13    Registration Rights Agreement dated November 12, 2003(6)
10.14    Escrow and Contribution Agreement dated November 12, 2003(6)
10.15    Consulting Agreement with Big Sky Management Ltd dated November 12, 2003(6)
10.16    Agreement between Rapidtron, Inc. and Market Street Publishing Ltd., dated November,
         2003(6)
10.17    Release of Security Agreement with Axess AG dated November 24, 2003(6)
10.18    Stock Plan(6)
10.19    Agreement between Rapidtron and Pioneering Innovation Inc., dated January 13, 2004.
         (6)
10.20    Purchase Order from National Fitness Club Chain (7)
10.21    Letter Agreement with John Creel Regarding Repayment of Debt, dated December 29,
         2003 (6)
10.22    Letter Agreement with Equus Marketing Regarding Repayment of Debt, dated December
         31, 2003 (6)
10.23    Letter Agreement with Peter Dermutz Regarding Repayment of Debt, dated December 31,
         2003 (6)
10.24    Letter Agreement with Steve Meineke Regarding Repayment of Debt, dated December
         31, 2003 (6)
10.25    Employment Agreement with Chris Perkins, dated December 1, 2003, as amended (6)
10.26    Memorandum of Understanding (8)
10.27    Termination Agreement (9)
10.28    Director Service and Indemnification Agreement
10.29    Repacement Promissory Note
10.30    Accounts Receivable Purchase Agreement (10)
10.31    Intellectual Property Security Agreement with Rapidtron, Inc., a Nevada Corporation
10.32    Intellectual Property Security Agreement with Rapidtron, Inc., a Delaware Corporation (10)
10.33    Warrant to Purchase Stock (10)
10.34    Registration Rights Agreement (10)
10.35    Amendment to Consulting Agreement (10)
10.36    Financial Public Relations Agreement, Dated January 1, 2004 (11)
10.37    Employment Termination Agreement, Dated March 1, 2004 (11)
10.38    Director Service and Indemnification Agreement, Dated March 1, 2004 (11)
10.39    Unit Purchase Agreement, Dated April 1, 2004 (11)
10.40    Letter Agreement with Amothy Corporation, Dated March 17, 2004 (11)
21.1     Subsidiaries (6)
31.1     Certification Of Chief Executive Officer Pursuant To 15d-14.
31.2     Certification Of Chief Financial Officer Pursuant To 15d-14.
32.1     Certification Of Chief Executive Officer Pursuant To 18 U.S.C. Sec.1350, As Adopted
         Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
32.2     Certification Of Chief Financial Officer Pursuant To 18 U.S.C. Sec.1350, As Adopted
         Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(1)     Incorporated  by  reference  to  our Form 8-K filed with the Commission on January 23,
        2003.
(2)     Incorporated  by reference to our Form 8-K filed with the Commission on April 2, 2003.
(3)     Incorporated  by  reference  to our Form 10-SB filed with the Commission on October 6,
        2000.
(4)     Incorporated  by  reference  to our Form 8-K filed with the Commission on November 15,
        2002.
(5)     Incorporated  by  reference  to  our  Form 10-QSB filed with the Commission on May 19,
        2003.
(6)     Incorporated  by  reference to our Registration Statement on Form SB-2, filed with the
        Securities  and  Exchange  Commission  on  February  5,  2004.
(7)     Incorporated  by  reference  to  our  Form  8-K filed with the Securities and Exchange
        Commission  on  January  14,  2004.
(8)     Incorporated by reference to our Form 8-K filed with the Commission on August 3, 2004.
(9)     Incorporated by reference to our Form 8-K filed with the Commission on March 1, 2004.
(10)    Incorporated by reference to our Form 10-QSB filed with the Commission on August 16, 2004.
(11)    Incorporated by reference to our Form 10-QSB filed with the Commission on May 17, 2004.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Information regarding our principal accountant fees and services is set forth in our definitive proxy solicitation on Schedule 14A, to be filed with the Commission within 120 days of the end of our fiscal year

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RAPDITRON, INC.


Date: April 15, 2005

By: /s/ John Creel
-----------------------------------------------------------
John Creel, Chairman, President and
Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2005

By: /s/ John Creel
-----------------------------------------------------------
John Creel, Chairman, President and
Chief Executive Officer

By: /s/ Peter Dermutz
-----------------------------------------------------------
Peter Dermutz, Chief Financial Officer
(Principal Financial Officer), Corporate Secretary,
Executive Vice President and Treasurer