Form 10QSB
period 2005-03-31
RAPIDTRON INC
filed 2005-05-23
CIK 1125028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE PERIOD ENDED: MARCH 31, 2005

OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-31713

                                 RAPIDTRON, INC.
             (Exact name of registrant as specified in its charter)


             NEVADA                                       88-0455472
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


                           3151 AIRWAY AVENUE, SUITE Q
                           COSTA MESA, CA  92626-4627

                    (Address of principal executive offices)

                                 (949) 798-0652
                            (Issuer telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

The number of shares of our common stock outstanding on May 18, 2005, was 20,898,967.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   1
  ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .   1
    CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . . . . . . .   1
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . .   2
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . .   3
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . .   4
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . .    5
  ITEM 2. MANAGEMENT'S PLAN OF OPERATION. . . . . . . . . .  . . . . . . . .  12
  ITEM 3. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . .  18
  ITEM 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  18
  ITEM 6. EXHIBITS. . . . . . . . . .  . . . . . . . . . . . . . . . . . . .  19

                          PART I. FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

===============================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
===============================================================================
                                    UNAUDITED


                                     ASSETS
CURRENT ASSETS
    Cash                                                           $    14,698
    Accounts receivable, net of allowance for doubtful accounts
        of $135,044                                                    158,295
    Inventory                                                          284,049
    Prepaid expenses and other current assets                          110,084
                                                                   ------------
                                                                       567,126

PROPERTY AND EQUIPMENT, NET                                             62,704

DEPOSITS AND OTHER ASSETS                                               12,380
                                                                   ------------

                                                                   $   642,210
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                               $ 1,421,726
    Accrued liabilities                                                333,902
    Due to related party                                               100,911
    Loans due to related parties, net of discount                      324,258
    Notes payable                                                      470,880
    Obligations under capital lease                                      3,386
                                                                   ------------
                                                                     2,655,063

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $0.001 per share; 5,000,000 shares
        authorized; no shares issued or outstanding                          -
    Common stock, par value $0.001 per share; 100,000,000
        shares authorized; 20,691,070 shares issued and
        outstanding                                                     20,691
    Additional paid-in capital                                       6,079,721
    Stock subscriptions receivable                                        (305)
    Accumulated deficit                                             (8,112,960)
                                                                   ------------
                                                                    (2,012,853)
                                                                   ------------

                                                                   $   642,210
                                                                   ============

===============================================================================
              The accompanying notes are an integral part of these
                 condensed consolidated financial statements

=========================================================================
                              RAPIDTRON, INC.
                     (FORMERLY THE FURNISHING CLUB)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
=========================================================================
                                UNAUDITED


                                                   2005          2004
                                               ------------  ------------
NET SALES                                      $   150,818   $   481,949

COST OF GOODS SOLD                                  54,370       346,012
                                               ------------  ------------

GROSS PROFIT                                        96,448       135,937

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       281,575     1,251,217
                                               ------------  ------------

LOSS FROM OPERATIONS                              (185,127)   (1,115,280)

OTHER INCOME (EXPENSE)
    Interest expense                              (210,517)       (6,491)
    Foreign exchange gain (loss)                   (31,771)       19,408
                                               ------------  ------------
                                                  (242,288)       12,917
                                               ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (427,415)   (1,102,363)

PROVISION FOR INCOME TAXES                               -           800
                                               ------------  ------------

NET LOSS                                       $  (427,415)  $(1,103,163)
                                               ============  ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE    $     (0.02)  $     (0.06)
                                               ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING                20,587,000    19,992,000
                                               ============  ============

=========================================================================
            The accompanying notes are an integral part of these
                 condensed consolidated financial statements

==========================================================================================
                                      RAPIDTRON, INC.
                              (FORMERLY THE FURNISHING CLUB)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
==========================================================================================

                                        UNAUDITED

                                                                     2005         2004
                                                                  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(427,415)  $(1,103,163)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                  9,370         2,422
        Common stock issued for professional services                     -        62,999
        Amortization of debt discounts to interest expense          130,765             -
        Unrealized foreign exchange loss (gain)                      49,796       (43,700)
        Changes in operating assets and liabilities:
            Accounts receivable                                      40,860      (173,008)
            Inventory                                                50,693        46,571
            Prepaid expenses and other current assets               (22,150)      (13,654)
            Accounts payable                                          8,886       190,793
            Accrued liabilities                                        (697)       32,210
            Due to related party                                      9,624        14,930
                                                                  ----------  ------------
NET CASH USED IN OPERATING ACTIVITIES                              (150,268)     (983,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans due to related parties                          125,000             -
Principal payment of loans due to related parties                    (1,078)      (32,985)
Principal payment of capital lease obligations                         (859)         (809)
Principal payment of long-term debt                                 (21,797)            -
Proceeds from the issuance of common stock                           62,950             -
Proceeds from exercise of warrant                                         -       400,000
Receipt of stock subscriptions receivable                                 -       535,000
                                                                  ----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           164,216       901,206
                                                                  ----------  ------------

NET INCREASE (DECREASE) IN CASH                                      13,948       (82,394)

CASH - beginning of period                                              750        84,256
                                                                  ----------  ------------

CASH - end of period                                              $  14,698   $     1,862
                                                                  ==========  ============

==========================================================================================
                    The accompanying notes are an integral part of these
                        condensed consolidated financial statements

=====================================================================================
                                   RAPIDTRON, INC.
                            (FORMERLY THE FURNISHING CLUB)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
=====================================================================================

                                      UNAUDITED

                                                                      2005     2004
                                                                    --------  -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                    $      -  $   800
                                                                    ========  =======

    Interest                                                        $ 27,750  $ 4,175
                                                                    ========  =======

Non-cash investing and financing activities:
    Accounts receivable sold in connection with secured financing   $235,657  $     -
                                                                    ========  =======

    Warrants issued in connection with convertible debentures with
        beneficial conversion features                              $ 70,600  $     -
                                                                    ========  =======

    Common stock issued to settle payable                           $      -  $20,000
                                                                    ========  =======

    Software acquired through debt                                  $      -  $96,271
                                                                    ========  =======

=====================================================================================
              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
================================================================================

                                    UNAUDITED

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS

BASIS OF PRESENTATION

The management of Rapidtron, Inc. (the "Company"), without audit, prepared the condensed consolidated financial statements for the three-month periods ended March 31, 2005 and 2004. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's consolidated financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Rapidtron, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on April 15, 2005.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol "RPDT.OB".

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
================================================================================

                                    UNAUDITED

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report on the December 31, 2004 financial statements, which have been prepared assuming the Company will continue as a going concern. As such, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2005, the Company has a working capital deficit of approximately $2,088,000, recurring losses from operations, an accumulated deficit of approximately $8,113,000, and has generated an operating cash flow deficit of approximately $150,000 for the three-month period then ended. The Company intends to fund operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005.

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

These factors, among others, raise doubts about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EMPLOYEE STOCK BASED COMPENSATION

As of March 31, 2005, the Company has one employee stock-based compensation plan. The Company accounts for such grants under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted in prior periods had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended, to stock-based employee compensation.

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
================================================================================

                                    UNAUDITED

EMPLOYEE STOCK BASED COMPENSATION (continued)

                                               FOR THE THREE-MONTHS ENDED
                                                         MARCH 31,
                                                  2005              2004
                                            ----------------  ----------------
Net loss:
  As reported                               $      (427,415)  $    (1,103,163)
  Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards          (48,375)          (48,375)
                                            ----------------  ----------------

  Pro forma                                 $      (475,790)  $    (1,151,538)
                                            ================  ================

Basic and diluted net loss per share:
  As reported                               $         (0.02)  $         (0.06)
                                            ================  ================

  Pro forma                                 $         (0.02)  $         (0.06)
                                            ================  ================

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2004 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB on April 15, 2005 that were required to be adopted during the year ended December 31, 2005 did not have a significant impact on the Company's financial statements.

2.   EQUITY TRANSACTIONS

During the three-month period ended March 31, 2005, the Company sold 228,009 shares of restricted common stock to one accredited investor for cash totaling $62,950.

During the three-month period ended March 31, 2004, a warrant holder converted warrants to acquire 320,000 shares of the Company's common stock for cash totaling $400,000. No options or warrants were exercised during the three-month period ended March 31, 2005.

During the three-month period ended March 31, 2004, the Company collected cash totaling $535,000 related to stock subscriptions receivable. No stock subscription collections were made during the three-months ended March 31, 2005.

3.   LOANS DUE TO RELATED PARTIES

During the three-month period ended March 31, 2005, a shareholder loaned $117,500 to the Company under three separate notes payable, all of which require monthly interest payments at 8% per annum and principal and unpaid interest are payable in full on July 6, 2005. The first loan (the "Bridge Loan") was made on January 6, 2005, for $12,500.

The second loan was a $30,000 convertible promissory note with detachable stock purchase warrants entered into on February 8, 2005 ("Convertible Loan I"). Such note is convertible at any time at the lesser of $0.33 per common share or 80% of the lowest closing bid price of the common stock in any of the five trading days immediately

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
================================================================================

                                    UNAUDITED

preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields the Company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. Additionally, warrants to purchase 60,000 shares of the Company's restricted common stock at $0.33 per sharer were granted in connection with this note. The Company has recorded a debt discount of $9,900 to allocate the proceeds to the detachable stock purchase warrants based on their relative fair value. In accordance with Emerging Issues Task Force ("EITF") Issue No. 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or contingently Adjustable Conversion Ratios," the Company calculated a beneficial conversion feature ("BCF") of $10,200 at the commitment date, which has been recorded as an additional debt discount. Such debt discounts are being amortized, as an adjustment to yield, over the life of the note.

The third loan was a $75,000 convertible promissory note with detachable stock purchase warrants entered into on March 2, 2005 ("Convertible Loan II"). Such note is convertible at any time at the lesser of $0.33 per common share or 80% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields the Company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. Additionally, warrants to purchase 150,000 shares of the Company's restricted common stock at $0.33 per share were granted in connection with this note. The Company has recorded a debt discount of $24,900 to allocate the proceeds to the detachable stock purchase warrants based on their relative fair value. In accordance with EITF Issue No. 98-05, the Company calculated a BCF of $25,600 at the commitment date, which has been recorded as an additional debt discount. Such debt discounts are being amortized, as an adjustment to yield, over the life of the note.

During the three months ended March 31, 2005, the Company borrowed $7,500 from Equus (see Note 9). Such note is due on demand and bears interest at the Prime rate plus 1% per annum.

4.   NOTES PAYABLE

On October 8, 2004, the Company borrowed $350,000 under a convertible secured promissory note. Such note was due on December 15, 2004; however, as of March 31, 2005, only $322,500 has been repaid. As such, the note is in default and interest accrues at 14% per annum on the remaining balance.

On December 1, 2004, the Company borrowed $400,000 under a secured convertible promissory note with detachable stock purchase warrants, as disclosed in the notes to the December 31, 2004 consolidated financial statements previously filed with the SEC. Such note was due on March 31, 2005; however no payments have been made. Effective April 1, 2005, the note was in default, and now may be converted into the Company's common stock. As such, in accordance with EITF Issue No. 98-05, the Company will be required to record the $146,800 contingent BCF on April 1, 2005. The Company was also obligated to prepare and file with the SEC no later than December 31, 2004, a registration statement covering all shares issuable under the detachable stock purchase warrants, for continuous offering pursuant to Rule 415 under the Securities Act of 1933. The Company is obligated to pay an additional $8,000 to the holder of the note for every 30 days after December 31, 2004, until the registration statement is declared effective by the Commission. No registration statement has been filed as of March 31, 2005. During the three months ended March 31, 2005, the Company amortized a previous debt discount totaling $110,100 to interest expense in the accompanying condensed consolidated statements of operations.

5.   SECURED BORROWINGS

Effective June 29, 2004, the Company entered into an Accounts Receivable Purchase Agreement (the "Agreement") with Silicon Valley Bank ("SVB"). Under the Agreement, the Company can request SVB to purchase, with full recourse, certain trade accounts receivable. If SVB accepts such offer, they will advance 70% to 80% of the face amount of the "purchased" receivable to the Company. The Company is required to pay $20,000 yearly as a Facility

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
================================================================================

                                    UNAUDITED

Fee, plus a monthly Finance Charge of 1.5% on the average daily Account Balance outstanding, as defined. Advances may not exceed $1,750,000 (with the underlying "purchased" receivables not exceeding $2,500,000). Advances are secured by substantially all assets of the Company.

The Agreement has a one-year term, and then continues on a year-to-year basis thereafter. The Company is recording advances under the Agreement as secured borrowings. The Company is obligated to repurchase transferred receivables under the agreement, and, therefore, the transaction does not qualify as a sale under the terms of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the three-month period ended March 31, 2005, the Company sold receivables totaling $235,657 to SVB. The Company has no outstanding advances under this agreement at March 31, 2005.

6.   LOSS PER SHARE

The Company computes net loss per common share using SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The Company reported a net loss for the three-month periods ended March 31, 2005 and 2004. As a result, options and warrants outstanding at March 31, 2005 and 2004 to acquire 4,752,862 and 2,182,000 shares of the Company's common stock, respectively, have been excluded from the calculation of diluted net loss per share, because their inclusion would be antidilutive.

Additionally, convertible debt to acquire 1,880,315, and 12,000 shares of the Company's common stock at March 31, 2005 and 2004, respectively, have been excluded from the calculation of diluted net loss per share, because those shares would also be antidilutive. As such, basic and diluted loss per share are the same for all periods presented. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

7.   COMMITMENTS AND CONTINGENCIES

ADAIR CONSULTING AGREEMENT

Effective January 1, 2004, the Company entered into a consulting agreement with Mark Adair Financial Accounting Services ("Adair"), pursuant to which the Company granted warrants to acquire 250,000 shares of restricted common stock plus monthly consulting fees in exchange for financial, accounting and strategic business planning consulting services. Such agreement, as amended, requires the Company to register the underlying 250,000 shares by filing a registration statement on Form S-8 by October 29, 2004. No registration statements have been filed with the SEC regarding such warrants as of March 31, 2005.

ESCROW AND CONTRIBUTION AGREEMENT

In connection with the November 12, 2003 Unit Purchase Agreement, certain executives of the Company made certain representations and warranties to the investors related to the Company's forecasted performance and agreed that such representations were a material inducement to the investment in the Units, as defined. In connection with such forecasts, the executives, as principal shareholders, each entered into an Escrow and Contribution Agreement under which they agree to place their common shares into escrow and to contribute their pro rata share of such escrowed shares to the Company in the event of a breach of such representations and warranties or the issuance of stock or stock options in excess of certain limits. The executives placed 9,124,392 shares into escrow. Under the terms of the Escrow and Contribution Agreement, these shareholders agreed to contribute to the Company one share of common stock for (i) each $1.00 that the Company's gross revenue for the 15 month period ending December 31, 2004 falls below the gross revenue forecast of $10,880,000 for such period, (ii) each share of common stock issued and each option (or other securities exercisable to acquire a share of common stock) granted by the Company after November 12, 2003, under all compensatory or other arrangements in excess of 400,000 shares in the aggregate, and

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
================================================================================

                                    UNAUDITED

(iii) each share of common stock issued and each option (or other securities exercisable to acquire a share of common stock) granted by the Company which fails to satisfy certain criteria, including a minimum share price of $1.25 per share and certain vesting requirements in connection with option grants. The Company had sales approximating 2,395,000 during the 15 month period ended December 31, 2004. As such, management estimates that approximately 8,485,000 common shares will be returned to the Company from escrow. The remaining 639,000 common shares will be returned to the shareholders. The investors shall make a claim within 120 days, as amended March 31, 2005, following the date that the December 31, 2004 annual report is filed with the SEC (April 15, 2005). Such transaction has not been recorded at March 31, 2005, but will be recorded once the investors' claim is accepted and settled.

PIONEERING INNOVATIONS AGREEMENT

The Company entered into a software development agreement with Pioneering Innovations Inc. ("Pioneering Innovations") on January 13, 2004. Pioneering Innovations has developed a piece of software titled COM DLL, which allows the Company's products to interface with customers existing back office software. The agreement provides for support and maintenance services, related to new installations of the Company's products, by Pioneering Innovations over its three-year term. As consideration for such services, the Company will pay Pioneering Innovations 10 shares of the Company's restricted common stock per product installed that becomes fully integrated and operational with COM DLL, up to 40,000 shares. Such shares are due within 30 days of the end of each quarter. For the three-month period ended March 31, 2005, the Company completed 7 software integrations and will issue Pioneering Innovations 70 shares of restricted common stock.

8.   MARKETING SERVICES AGREEMENT

During the three-month period ended March 31, 2004, the Company entered into a marketing services agreement. The Company incurred $400,000 in fees related to such agreement, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Services under this agreement were completed prior to March 31, 2004. There were no similar expenditures during the three-month period ended March 31, 2005.

9.   RELATED PARTY TRANSACTIONS

Equus Marketing and Design, Inc. ("Equus") is a party related to the Company through commonality of ownership. The Company shares a facility and certain administrative personnel with Equus (Equus is the lessee of the property and employer of certain personnel). Additionally, Equus provides marketing services to the Company. During the three-month periods ended March 31, 2005 and 2004, the Company incurred expenses from Equus approximating $39,000 and $115,000, respectively, and made repayments to Equus approximating $30,000 and $100,000, respectively.

Other related party transactions are discussed elsewhere in the notes to the condensed consolidated financial statements.

10.  SUBSEQUENT EVENTS

On April 12, 2005, the Company borrowed $50,000 from a shareholder under a convertible promissory note with detachable stock purchase warrants. Interest accruing at 8% per annum and principal are due on July 6, 2005. Such note is convertible at any time at the lesser of $0.175 per common share or 80% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields the Company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. Additionally, warrants to purchase 100,000 shares of the Company's restricted common stock for a period of 5 years at $0.175 per share

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
================================================================================

                                    UNAUDITED

were granted in connection with this note. Such detachable stock purchase warrants are immediately exercisable and have a life of five years. Concurrent with this borrowing, the Company entered into a Security Agreement where substantially all assets of the Company now secure this debt and the Bridge Loan, Convertible Loan I and Convertible Loan II.

Effective April 25, 2005, the Company sold in a private placement to Harald Plautz, an accredited investor, 100,000 restricted common shares at a price of $0.175 per share for a total of $17,500.

On April 29, 2005, pursuant to the terms of a commission agreement by both parties, Rapidtron issued to the agent 7,900 shares of restricted common stock at a price of $0.0175 per share. The commission is for the above mentioned private placement and efforts currently underway to raise additional capital

On April 20 2005, the Company granted to a consultant options to acquire 100,000 shares of the Company's restricted common stock at $1.00 per share. Such options were immediately exercisable and were exercised on April 29, 2005. Consulting expense approximating $8,000 will be recorded based on the estimated fair value of the warrants.

On May 20, 2005, the Company issued a convertible promissory note in the amount of $50,000 with detachable stock purchase warrants. The note is convertible at any time at the lesser of $0.175 per common share or 80% of the lowest closing bid price of our common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields our company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. Additionally, warrants to purchase 100,000 shares of the Company's restricted common stock at $0.175 per share were granted in connection with this note. Such detachable stock purchase warrants are immediately exercisable and have a life of five years.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION.

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

GENERAL OVERVIEW:

We specialize in providing solutions for automated access through our wholly-owned operating company, Rapidtron, Inc., a Delaware corporation. We distribute access control and ticketing/membership systems to the fitness, winter resort, and amusement industries and universities in North America. We have an exclusive distribution agreement for the North American market with Axess AG, a European manufacturer and distributor of such systems. We have jointly researched and developed such systems with Axess AG, and we sell, install and service all North American installations for Axess AG.

Our RF access control and ticketing/membership technology has been in operation for approximately six years with over 5,100 access and 2,150 point of sale systems in Europe and North America. The European installations were sold, installed and serviced by Axess AG, our supplier.

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

RESULTS OF OPERATIONS OF THE COMPANY:

Three months ended March 31, 2005 compared to three months ended March 31, 2004.

                                    REVENUE

Our revenue for the three months ending March 31, 2005, was $150,818, a decrease of $331,131 (69%) compared to the $481,949 from the same period last year.

For the three-month period ended March 31, 2005, the $331,131 decrease in our sales revenue was due primarily to the decreased sales to national fitness chains. The first quarter revenues in 2004 were largely related to sales to one national fitness chain. The majority of the sales to this customer in 2004 were related to a purchase order of 100 systems which was completed in the later part of 2004, resulting in a significantly lower amount of sales to this customer in the first quarter of 2005. We are currently working on software integration and an implementation plan with another leading national fitness chain that has forecasted a roll out to their clubs in the third quarter of 2005.

A new and improved indoor fitness system was introduced to the fitness industry at a national trade show in February 2005. The response from existing and potential customers was positive, noting the more streamline configuration and lower cost of the unit. The planned launch of this equipment is in July 2005.


We have chosen to focus our sales efforts on fitness clubs, winter resorts and universities and colleges, niche markets where our system has penetrated key venues. We have made notable installations of our products with Bally Total Fitness, the world's largest fitness club chain, Park City Resort, Utah and Copper Mountain, Colorado, well-known four-season resorts, and University of California, Berkeley, a leading U.S. university. We targeted these specific customers due to their leadership position in each of their industries and the potential for sizeable revenues related to their individual contracts and future contracts. We have structured our sales, marketing and service around these 3 markets - fitness clubs, universities, and winter resorts. In this regard, we increased our focus in selling to the leading fitness chains in 2004 which resulted in two sales orders totalling 125 access control systems, in which 115 were shipped throughout 2004. We continue meetings with other leading fitness chains that have shown interest in implementing our access control systems in their clubs. Following our installation at UCLA John Wooden Center and UC Berkley and sales presentations to more than 250 universities, we anticipate increased sales to Universities in 2005. We continue to work with several California State Universities on proposals and design layouts for potential implementations into their fitness and recreation centers. The winter resort business is currently budgeting capital expenditures and implementation of those expenditures for the 2005/2006 season now. We anticipate capturing a significant amount of business in winter resorts in 2005. We currently have indication from several major ski resorts that we will be implementing our system at their resorts in third quarter of 2005. We have expanded our presence with more installations at Park City, Utah, Copper Mountain and Tamarack ski resorts.

We expect to increase our revenues in the targeted venues of fitness clubs, winter resorts, and universities in 2005. We continue to base these revenue growth expectations on the assumption that the successful sales, installations, and operation of our Rapidtron systems to date with industry leading customers in targeted venues will result in other customers within each venue emulating the leader in making their purchase decisions. In the past several months, we have had meetings and attended national trade shows with leading companies in the fitness and winter resort industries, who we are currently working with us for potential tests and implementations in 2005. As a result of these meetings, we hope to increase and diversify our gross revenue received through sales in the fitness industry.

Actual results may differ from our expectations as a result of unexpected modifications to our systems that may be requested to meet the specific needs of potential customers that cause delay in the recognition of sales, or other delays in expected sales to the customers in the targeted venues.

                                  GROSS PROFIT

For the three months ending March 31, 2005, our gross profit totalled $96,448, compared to $135,937 for the same period last year. The $39,489 decrease in gross profit was primarily a result of decreased sales to fitness clubs.

We expect to modestly improve our gross profit through increased sales in the targeted venues of fitness clubs, winter resorts, and universities in 2005, and increase our gross profit in the targeted venues in the same period based on the same assumptions identified in our revenues. During the three-month period ended March 31, 2005, the strengthening dollar positively impacted gross profit margins due to our purchasing from a European supplier. During the same period in 2004, foreign exchange variances negatively impacted gross margin. The positive impact in the current year versus the negative impact in the prior year has caused gross margin as a percentage of sales to significantly increase this quarter. However, we expect unfavorable currency variances of the US Dollar to the Euro in the remainder of 2005, which may negatively impact gross profit margins due to our plan to continue purchasing equipment, readers, and cards from our European supplier. The launch of the new indoor system in July of 2005 will add to improved margins in the latter half of 2005.

We introduced and implemented increased pricing in the fourth quarter of 2004. The new published pricing did not significantly improve the margins in the fourth quarter due to the fact that the majority of sales in the fourth quarter were related to sales orders from large National fitness chains that were negotiated with the customer prior to the implementation of the price increase. In addition, we have negotiated volume discounts from our equipment suppliers, which should lead to reduced costs of goods in 2005.

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

                               OPERATING EXPENSES

During the three months ended March 31, 2005, our selling, general & administrative operating expenses totalled $281,575, a decrease of $969,642 (77%) from the $1,251,217 incurred during the same period last year.

The decrease in expenses can be mainly attributed to decreased costs in Professional/Consulting fees of approximately $743,000 related to expenses associated with marketing and the raising of capital in the first quarter of 2004. Other reduction in expenses occurred in salaries of approximately $110,000, travel of approximately $33,000, advertising of approximately $36,000, and product development of approximately $32,000. The reduction in product development expenses can be attributed to the fact that the needed work on software integration was completed in 2004. Other reductions in expenses were planned cutbacks to reduce expenses.

We expect operating expenses in the ordinary course of business to remain at the decreased levels experienced in the first quarter of 2005 throughout the remainder of the year. As sales are expected to be realized to a greater level in 2005, operating expenses in the ordinary course of business may increase modestly to meet the sales demand, as a result of operating, marketing, selling, service and sales commission expenses related to increased revenues. The commissions paid to independent sales representatives are less than 1% of selling, general and administrative expenses during this period; however, these commissions are expected to increase as a percentage of selling, general and administrative expenses as sales increase in 2005. Actual results may differ from our expectations as a result of any delay in sales revenues, and gross profit from those revenues, while operating expenses may increase to secure and meet the demand of our customers in the targeted venues.

                              LOSS FROM OPERATIONS

During the three months ended March 31, 2005, we had a loss from operations of $185,127, compared to a loss from operations in the prior year of $1,115,280. The $930,153 decrease in loss from operations was primarily a result of decreased operating expenses as described above.

We expect overall loss from operations to decrease over the next quarter as a result of increased sales in fitness and resorts. We expect the overall loss from operations to decrease over 2005 as a result of increases in revenues and gross margin related to those sales. Actual results may differ from our expectations as a result of delay in sales revenues, and gross profit from those revenues, while operating expenses continue to secure those sales to the customers in the targeted venues.

                                INTEREST EXPENSE

For the three months ending March 31, 2005, our interest expense was $210,517. Our interest expense was $6,491 in the same quarter last year.

The increase in interest expense was primarily the result of interest related to $130,000 amortization of debt discount on a bridge note entered into in the fourth quarter of 2004 and increased debt this quarter over the same period in the previous year. The remaining increase in interest expense is related to interest on the use of our accounts receivable credit facility. At March 31, 2005, we owed $324,258, net of discounts totaling $49,935, on notes due to related parties, compared to $250,271 at December 31, 2004 and $291,284 at March 31, 2004. Also, at March 31, 2005, we owed $470,880 on other notes payable, compared to $382,577 and $96,271 at December 31, 2004 and March 31, 2004, respectively.

At March 31, 2005, we had paid off our accounts receivable credit facility and had a zero balance. We expect interest expense to increase in 2005 with the increased utilization of the credit facility to support the working capital needs for the forecasted increased sales. Actual results may differ from our expectations as a result of taking on additional debt necessary to finance operations, due to not meeting sales expectations.

                             ASSETS AND LIABILITIES

At March 31, 2005, we had total assets of $642,210 compared to total assets of $942,692 at December 31, 2004. Cash was $14,698 as of March 31, 2005, up from the $750 cash balance as of December 31, 2004. Cash used in operations was $150,268; cash used in investing activities was $0; and cash provided by financing activities was $164,216; with net increase in cash during the three month period being $13,948.

Our net accounts receivable were $158,295 at March 31, 2005, a decrease of $276,517 (64%) from the $434,812 at December 31, 2004. The decrease in accounts receivable is primarily due to the reduction in sales to the fitness club industry.

Our net inventories decreased $50,693 (15%) over the past three months, to $284,049, from the $334,742 at December 31, 2004. A decrease in inventory is due to decreased sales and the timing of receipts of incoming inventory purchases. Inventory will increase over the next 12 months to support the increased sales forecast in both fitness and the winter resorts equipment.

Our net fixed assets totalled $62,704 at March 31, 2005, compared to $72,074 at December 31, 2004. The decrease in fixed assets is related to accumulated depreciation over the three months with no fixed asset purchases.

Our total liabilities at March 31, 2005, were $2,655,063, a decrease of $6,621 from the $2,661,684 at December 31, 2004. Our accounts payable and accrued liabilities totaled $1,755,628 at March 31, 2005, an increase of $57,981 (3%) from the $1,697,647 at December 31, 2004. Our payables increased as a result of negative operating cash flow during the three month period with extended payment terms to vendors.

Our accrued payroll, which is included in accrued liabilities, totaled $237,772 at March 31, 2005, compared to $226,657 at December 31, 2004. The increase was due primarily to senior executives only receiving partial payment of their current and prior wages, with the remaining amount being accrued. Our accrued interest payable, which is also included in accrued liabilities, was $21,328 at March 31, 2005, an increase of $4,173 from the $17,155 at December 31, 2004.

Our accounts receivable credit facility decreased from $235,657 at the end of 2004 to $0 at March 31, 2005. This facility was put in place at the end of the second quarter 2004 to help finance the increased working capital needs as sales increase.

Our notes payable to related parties, net of discounts, were $324,258, lease obligations were $3,386 and other debt was $470,880, totaling $798,524 at March 31, 2005, an increase of $161,431 (25%) from the $637,093 at December 31, 2004.
The increase is related to short term bridge loans.

                              STOCKHOLDER'S DEFICIT

Our stockholder's deficit was $2,012,853 at March 31, 2005, an increase of $293,861 from the $1,718,992 at December 31, 2004. The changes in stockholder's equity were as follows:

Balance  as  of  December  31,  2004          ($1,718,992)
Net  Loss                                       ($427,415)
Increase in Additional  Paid  in  Capital  $      133,326
Increase in Common  Stock                  $          228
                                            --------------
Balance  as  of  March 31, 2005               ($2,012,853)

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had $642,210 in total assets, including $14,698 in cash, $158,295 in accounts receivable, $284,049 in inventories, and $110,084 in prepaid expenses and other current assets. We consider the accounts receivable to have a high probability of collection, as a majority of the receivables are to large customers in the fitness club industry; however an allowance for bad debt has been provided for those accounts that we deem to be uncollectible.

Our inventories are finished goods consisting primarily of readers, turnstiles, and equipment. Our inventories are very marketable and will continue as current product models during 2005. Our fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to third parties. We will acquire additional inventory to support expected increases in fitness club, university, and winter resort sales.

At March 31, 2005, our total liabilities were $2,655,063, including accounts payable and accrued liabilities of $1,755,628, and amounts due to related parties (including due to related party and loans due to related parties) of $425,169. Loans to related parties include approximately $238,000 to John Creel, director of the Company, and/or Equss, his wholly owned company.

Our negative cash flow from operations resulted primarily from our loss. Our cash flow needs were met over the last quarter through sales revenues, increased debt and the proceeds from the unregistered sale of securities. We expect our operations to continue operating at a negative cash flow through at least the third quarter of 2005 as we continue to invest in new business opportunities and grow sales mainly in fitness and winter resorts. As a result, we will continue to rely upon short-term lines of credit with our suppliers and additional equity or debt financing. Thus, our success, including our ability to fund future operations, depends largely on our ability to secure additional funding. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

We expect gross revenues averaging between $100,000 to $500,000 per month over the next quarter with net margins of approximately $35,000 to $175,000 per month. Operating expenses will be approximately $75,000 per month consisting of rent, salary, marketing, services, software interface, and other, excluding the anticipated increase due to sales commissions paid for increased sales volume secured by independent sales agents, and new business development. The income from operations will not be sufficient to meet the increased working capital needs created by the increased sales over the next quarter. We expect to meet these increased cash flow needs through additional third-party loans, equity investment, and/ or a revolving credit facility. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

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

Over the next 6 months, we project a loss from operations of approximately $250,000 per quarter, and an increase in receivables and inventory of approximately $1,500,000. We expect to need approximately $1,750,000 from third-party loans and equity investment in order to meet the additional working capital needs. A portion of this financing is required within in the second quarter to meet our current operational and working capital requirements.

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

As of June 27, 2004, we entered into an accounts receivable financing credit facility with Silicon Valley Bank to help support the cash flow requirements in financing our projected sales growth. The maximum borrowing on the line is $1,750,000 on qualified and eligible gross domestic accounts receivable subject to prior approval of account debtors by SVB, and as of March 31, 2005, we had a zero balance on the line. This facility will not be sufficient to meet all the cash flow requirements over the next 12 months. We will require additional debt or equity financings to meet the additional requirements.

ITEM 3.   CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There were no changes in our internal control over financial reporting as of the end of the period covered by this report that that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8, 2005, we issued a convertible promissory note in the amount of $30,000 with detachable stock purchase warrants. The note is convertible at any time at the lesser of $0.33 per common share or 80% of the lowest closing bid price of our common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields our company gross proceeds of at least $200,000. The principal balance and interest is due on July 6, 2005. The automatic conversion will be made at the price per share of the equity financing. The detachable stock purchase warrants are to purchase a total of 60,000 shares of our common stock at $0.33 per share for a period of five years. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of
Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The note and the warrant certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed upon execution of the agreement on or about February 8, 2005.

On or about February 11, 2005, we issued 228,009 shares of common stock to a foreign investor for total proceeds of $62,950. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Regulation S. The sale did not involve a public offering or general solicitation. We paid commissions on this sale in the amount of $6,295. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Regulation S and Rule 144. The offer was closed on acceptance of the subscription, on or about February 11, 2005.

On March 2, 2005, we issued a convertible promissory note in the amount of $75,000 with detachable stock purchase warrants. The note is convertible at any time at the lesser of $0.33 per common share or 80% of the lowest closing bid price of our common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields our company gross proceeds of at least $200,000. The principal balance and interest is due on July 6, 2005, The automatic conversion will be made at the price per share of the equity financing. detachable stock purchase warrants are to purchase a total of 150,000 shares of the our common stock at $0.33 per share for a period of five years. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of
Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The note and the warrant certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed upon execution of the agreement on or about March 2, 2005.

On or about March 31, 2005, we issued 70 shares of common stock to an officer of Pioneering Innovations, Inc. for services performed pursuant to the software development agreement, dated January 13, 2004. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed upon execution of the agreement on January 13, 2004, upon execution of the agreement with Pioneering innovations, Inc.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

On December 1, 2004, we borrowed $400,000 under a secured convertible promissory note with detachable stock purchase warrants, as disclosed in the notes to the December 31, 2004 consolidated financial statements previously filed with the SEC, incorporated by reference. Such note was due on March 31, 2005; however no payments have been made. Effective April 1, 2005, the note was in default, and now may be converted into our common stock. We were also obligated to prepare and file with the SEC no later than December 31, 2004, a registration statement covering all shares issuable under the detachable stock purchase warrants, for continuous offering pursuant to Rule 415 under the Securities Act of 1933. We are obligated to pay an additional $8,000 to the holder of the note for every 30 days after December 31, 2004, until the registration statement is declared effective by the Commission. No registration statement has been filed as of March 31, 2005. During the three months ended March 31, 2005, we amortized a previous debt discount totaling $110,100 to interest expense in the accompanying condensed consolidated statements of operations.

ITEM 5.   OTHER INFORMATION

On January 6, 2005, we borrowed $12,500 from a shareholder under a note requiring monthly interest payments at 8% per annum, and principal and unpaid interest are payable in full on July 6, 2005.

On February 8, 2005, we borrowed $30,000 pursuant to a convertible promissory note with detachable stock purchase warrants. The terms of the note and warrant are included in Part II, Item 2 of this report on page 18, incorporated by reference.

On March 2, 2005, we borrowed $75,000 pursuant to a convertible promissory note with detachable stock purchase warrants. The terms of the note and warrant are included in Part II, Item 2 of this report on page 18, incorporated by reference.

Over the three months ended March 31, 2005, we borrowed $7,500 from a related party. Such note is due on demand and bears interest at prime rate plus 1% per annum.

On April 12, 2005, we borrowed $50,000 from a shareholder under a convertible promissory note with detachable stock purchase warrants. Interest accruing at 8% per annum and principal are due on July 6, 2005. Such note is convertible at any time at the lesser of $0.175 per common share or 80% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields our company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. Additionally, warrants to purchase 100,000 shares of our restricted common stock for a period of five years at $0.175 per share were granted in connection with this note. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The note and the warrant certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. Unless converted as described above, this note will automatically mature and be due and payable on July 6, 2005. The offer was closed upon execution of the agreement on or about April 12, 2005.

On April 12, 2005, concurrent with the borrowing described above, we entered into a Security Agreement with Ceres Financial Limited where substantially all assets of our company now secure the $50,000 debt incurred on April 12, 2005, and the loans made on January 6, 2005, February 8, 2005, and March 2, 2005, described above.

On May 20, 2005, we issued a convertible promissory note in the amount of $50,000 with detachable stock purchase warrants. The note is convertible at any time at the lesser of $0.175 per common share or 80% of the lowest closing bid price of our common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields our company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. The detachable stock purchase warrants are to purchase a total of 100,000 shares of our common stock at $0.175 per share for a period of 5 years. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The note and the warrant certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. Unless converted as described above, this note will automatically mature and be due and payable on July 6, 2005. The offer was closed upon execution of the agreement on or about May 20, 2005.

ITEM 6.   EXHIBITS

EXHIBITS  DOCUMENT DESCRIPTION

  31.1    Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

  31.2    Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

  32.1    Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

  32.2    Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of May, 2005.


                       RAPIDTRON, INC.
                       (Registrant)

                       BY:     /s/ John Creel
                               John Creel,
                               President and Chief (Principal) Executive Officer

                       BY:     /s/ Peter Dermutz
                               Peter Dermutz
                               Chief (Principal) Financial Officer