Form 10QSB
period 2005-06-30
RAPIDTRON INC
filed 2005-08-22
CIK 1125028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE PERIOD ENDED: JUNE 30, 2005

OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-31713

                                 RAPIDTRON, INC.
             (Exact name of registrant as specified in its charter)


                NEVADA                                    88-0455472
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                   Identification No.)


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

The number of shares of our common stock outstanding on August 3, 2005, was 21,696,313.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .   1
  ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .   1
    CONDENSED CONSOLIDATED BALANCE SHEET. . . . . . . . . . . . . . .   1
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . .   2
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . .   3
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . .   4
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . . . . .   5
  ITEM 2. MANAGEMENT'S PLAN OF OPERATION. . . . . . . . . . . . . . .  13
  ITEM 3. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .  20
PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  20
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  20
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .  22
  ITEM 6. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . .  22

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

=======================================================================
                          RAPIDTRON, INC.
                  (FORMERLY THE FURNISHING CLUB)
               CONDENSED CONSOLIDATED BALANCE SHEET
                           JUNE 30, 2005
=======================================================================

                             UNAUDITED

                              ASSETS

CURRENT ASSETS
  Cash                                                    $    28,914
  Accounts receivable, net of allowance for doubtful
    accounts of $38,000                                       208,924
  Inventory                                                   238,423
  Prepaid expenses and other current assets                   151,362
                                                          ------------
                                                              627,623

PROPERTY AND EQUIPMENT, NET                                    53,584

DEPOSITS AND OTHER ASSETS                                      12,380
                                                          ------------

                                                          $   693,587
                                                          ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                        $ 1,207,053
  Accrued liabilities                                         385,012
  Due to related party                                         97,023
  Loans due to related parties, net of discount               520,505
  Notes payable                                                59,083
  Obligations under capital lease                               2,647
                                                          ------------
                                                            2,271,323

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, par value $0.001 per share; 5,000,000
    shares authorized; no shares issued or outstanding              -
  Common stock, par value $0.001 per share; 100,000,000
    shares authorized; 21,696,313 shares issued and
    outstanding                                                21,696
  Additional paid-in capital                                7,168,129
  Stock subscriptions receivable                                 (305)
  Accumulated deficit                                      (8,767,256)
                                                          ------------
                                                           (1,577,736)
                                                          ------------

                                                          $   693,587
                                                          ============

=======================================================================
     The accompanying notes are an integral part of these condensed consolidated financial statements.

====================================================================================================================
                                                   RAPIDTRON, INC.
                                           (FORMERLY THE FURNISHING CLUB)
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
====================================================================================================================

                                                      UNAUDITED


                                                   THREE-MONTHS     THREE-MONTHS      SIX-MONTHS       SIX-MONTHS
                                                       ENDED            ENDED            ENDED            ENDED
                                                   JUNE 30, 2005    JUNE 30, 2004    JUNE 30, 2005    JUNE 30, 2004
                                                  ---------------  ---------------  ---------------  ---------------
NET SALES                                         $      133,737   $      873,302   $      284,555   $    1,355,251

COST OF GOODS SOLD                                        49,088          648,363          185,370          994,375
                                                  ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                                              84,649          224,939           99,185          360,876

SELLING, GENERAL AND
  ADMINISTRATIVE
  EXPENSES                                               330,592          834,644          687,291        2,085,861
                                                  ---------------  ---------------  ---------------  ---------------

LOSS FROM OPERATIONS                                    (245,943)        (609,705)        (588,106)      (1,724,985)
                                                  ---------------  ---------------  ---------------  ---------------

OTHER INCOME (EXPENSE)
  Interest expense                                      (373,758)          (8,247)        (584,106)         (14,738)
  Foreign exchange gain (loss)                            41,160          (14,552)          91,301            4,856
                                                  ---------------  ---------------  ---------------  ---------------
                                                        (332,598)         (22,799)        (492,805)           9,882
                                                  ---------------  ---------------  ---------------  ---------------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                                          (578,541)        (632,504)      (1,080,911)      (1,734,867)

PROVISION FOR INCOME TAXES                                   800              800              800            1,600
                                                  ---------------  ---------------  ---------------  ---------------

NET LOSS                                          $     (579,341)  $     (633,304)  $   (1,081,711)  $   (1,736,467)
                                                  ===============  ===============  ===============  ===============

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                                $        (0.03)  $        (0.03)  $        (0.05)  $        (0.09)
                                                  ===============  ===============  ===============  ===============

BASIC AND DILUTED
  WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                                  21,074,000       20,446,000       20,832,000       20,225,000
                                                  ===============  ===============  ===============  ===============

====================================================================================================================
                         The accompanying notes are an integral part of these condensed consolidated financial statements.

============================================================================================
                                       RAPIDTRON, INC.
                               (FORMERLY THE FURNISHING CLUB)
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
============================================================================================

                                          UNAUDITED

                                                                      2005          2004
                                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(1,081,711)  $(1,736,467)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                       18,490        20,896
    Allowance for doubtful accounts                                   (97,044)            -
    Common stock issued for professional services                           -        97,871
    Warrants compensation expense                                     172,500       243,534
    Amortization of debt discounts to interest expense                459,830             -
    Unrealized foreign exchange loss (gain)                           (90,116)       (5,584)
    Changes in operating assets and liabilities:
      Accounts receivable                                              87,275      (636,501)
      Inventory                                                        96,319       259,691
      Prepaid expenses and other current assets                       (63,428)      (37,291)
      Accounts Payable                                                (40,875)      326,164
      Accrued liabilities                                              55,479        31,428
      Due to related party                                              5,736        (1,219)
                                                                  ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                                (477,545)   (1,437,478)
                                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                         -        (1,907)
                                                                  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                       -        (1,907)
                                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans due to related parties                            375,000       250,000
Principal payment of capital lease obligations                         (5,262)      (55,076)
Proceeds from secured borrowings                                       (1,598)       (1,554)
Principal payment of long-term debt                                         -        80,000
                                                                      (33,594)      (17,516)
Proceeds from the issuance of common stock, net of commissions         71,163       200,000
Proceeds from exercise of warrant                                     100,000       400,000
Receipt of stock subscriptions receivable                                   -       535,000
                                                                  ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             505,709     1,390,854
                                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH                                        28,164       (48,531)

CASH - beginning of period                                                750        84,256
                                                                  ------------  ------------

CASH - end of period                                              $    28,914   $    35,725
                                                                  ============  ============

                                        (continued)
============================================================================================
       The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
===============================================================================

                                    UNAUDITED

                                                                2005     2004
                                                              --------  -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the period for:
  Income taxes                                                $    800  $ 1,600
                                                              ========  =======

  Interest                                                    $ 28,720  $ 8,984
                                                              ========  =======

Non-cash investing and financing activities:
  Debt discounts recorded in connection with the issuance of
    convertible debt with detachable warrants                 $879,300  $     -
                                                              ========  =======

  Accounts receivable sold in connection with secured
    financing                                                 $235,657  $     -
                                                              ========  =======

  Related party debt issued to repay accounts payable         $ 25,000  $     -
                                                              ========  =======

  Common stock issued to settle payable                       $      -  $20,000
                                                              ========  =======

  Software acquired through debt                              $      -  $96,271
                                                              ========  =======

===============================================================================
  The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
================================================================================

                                    UNAUDITED

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS


BASIS OF PRESENTATION

The management of Rapidtron, Inc. (the "Company"), without audit, prepared the condensed consolidated financial statements as of June 30, 2005, and for the three-month and six-month periods ended June 30, 2005 and 2004. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's consolidated financial position as of June 30, 2005, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004, have been made. Such adjustments consist only of normal recurring adjustments, except as noted in Note 10.

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

The results of operations for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report on the December 31, 2004 financial statements, which have been prepared assuming the Company will continue as a going concern. As such, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2005, the

Company has a working capital deficit of approximately $1,644,000, recurring losses from operations, an accumulated deficit of approximately $8,767,000, and has generated an operating cash flow deficit of approximately $478,000 for the six-month period then ended. The Company intends to fund operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005.

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

In response to these problems, management has planned the following actions:

     - Management has significantly reduced operating overhead that is expected to continue through the balance of the year.

     - Management intends to raise additional funds through future private placement offerings.

     - Management expects its increased marketing efforts to result in future sales increases. There can be no assurances, however, that management's expectations of future sales will be realized.

Notwithstanding management's plans, the Company's ability to continue as a going concern remain uncertain. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EMPLOYEE  STOCK  BASED  COMPENSATION

As of June 30, 2005, the Company has one employee stock-based compensation plan. The Company accounts for such grants under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted in prior periods had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended, to stock-based employee compensation.

                                  THREE-MONTHS      THREE-MONTHS       SIX-MONTHS        SIX-MONTHS
                                 ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                      2005              2004              2005              2004
                                ----------------  ----------------  ----------------  ----------------
Net loss:
  As reported                   $      (579,341)  $      (633,304)  $    (1,081,711)  $    (1,736,467)
  Deduct: Total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards                      (48,375)          (48,375)          (96,750)          (96,750)
                                ----------------  ----------------  ----------------  ----------------

      Pro forma                 $      (627,716)  $      (681,679)  $    (1,178,461)  $    (1,833,217)
                                ================  ================  ================  ================

Basic and diluted net loss per
  share:
  As reported                   $         (0.03)  $         (0.03)  $         (0.05)  $         (0.09)
                                ================  ================  ================  ================

  Pro forma                     $         (0.03)  $         (0.03)  $         (0.06)  $         (0.09)
                                ================  ================  ================  ================

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2004 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB on April 15, 2005 that are required to be adopted during the year ending December 31, 2005 did not have a significant impact on the Company's financial statements.

2.  EQUITY  TRANSACTIONS

Effective April 25, 2005, the Company sold in a private placement to an accredited investor, 100,000 restricted common shares at a price of $0.175 per share for a total of $14,408, net of commissions totaling $2,992.

On April 29, 2005, pursuant to the terms of a commission agreement, the Company issued to a financing agent 7,900 shares of restricted common stock at a price of $0.175 per share. Such commission is for the above mentioned private placement and efforts currently underway to raise additional capital. As the shares were issued for equity financing, the estimated fair value was recorded to additional paid-in capital.

On April 20 2005, the Company granted to a consultant warrants to acquire 100,000 shares of the Company's restricted common stock at $1.00 per share. Such options were immediately exercisable and were exercised on April 29, 2005. Consulting expense approximating $10,000 was recorded based on the estimated fair value of the warrants.

On June 3, 2005, the Company agreed to issue 797,346 shares to the holder of a note payable (see Notes 3 and 4), which went into default on April 1, 2005, as an inducement for the note holder extending the due date.

During the three-month period ended March 31, 2005, the Company sold 228,009 shares of restricted common stock to one accredited investor for cash totaling $56,427, net of commissions totaling $6,295.

During the six months ended June 30, 2005, the Company recorded $879,300 to additional paid-in capital in connection with beneficial conversion features and detachable stock purchase warrants on convertible debt (see Note 3 below).

During the six months ended June 30, 2005, the Company recorded $162,500 to additional paid-in capital and consulting expense in connection with warrants granted in April 2004 for a two-year consulting agreement.

In connection with convertible loans due to a related party (see Note 3), the Company granted, during the six-months ended June 30, 2005, detachable stock purchase warrants to acquire 410,000 shares of the Company's common stock. Such warrants had exercise prices between $0.175 and $0.33 per share, were immediately exercisable, and expired five years from the date of grant. On June 21, 2005, in connection with a new convertible note payable (see Note 3), such warrants, plus warrants granted in 2003 to acquire 180,000 shares of common stock, were cancelled and new warrants to acquire 1,437,143 shares of common stock were granted. The warrants have a term of five years and are immediately exercisable. The exercise prices is the lesser of $0.175 per share or 75% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the exercise date, as quoted on the OTC Bulletin Board. The shares underlying such warrants are subject to a registration rights agreement (see Note 3).

3.  LOANS  DUE  TO  RELATED  PARTIES

During the six-month period ended June 30, 2005, a shareholder loaned $242,500 to the Company under seven separate notes payable, all of which required monthly interest payments at 8% per annum and principal and unpaid interest were payable in full on July 6, 2005. The first three loans (the "Bridge Loans") were made in January 2005, for $12,500 each (total of $37,500).

The fourth loan was a $30,000 convertible promissory note with detachable stock purchase warrants entered into on February 8, 2005 ("Convertible Loan I"). Such note is convertible at any time at the lesser of $0.33 per common share or 80% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields the Company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. Additionally, warrants to purchase 60,000 shares of the Company's restricted common stock at $0.33 per sharer were granted in connection with this note. The Company has recorded a debt discount of $9,900 to allocate the proceeds to the detachable stock purchase warrants based on their relative fair value. In accordance with Emerging Issues Task Force ("EITF") Issue No. 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or contingently Adjustable Conversion Ratios," the Company calculated a beneficial conversion feature ("BCF") of $10,200 at the commitment date, which has been recorded as an additional debt discount. Such debt discounts are being amortized, as an adjustment to yield, over the life of the note.

The fifth loan was a $75,000 convertible promissory note with detachable stock purchase warrants entered into on March 2, 2005 ("Convertible Loan II"). Such note is convertible at any time at the lesser of $0.33 per common share or 80% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields the Company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. Additionally, warrants to purchase 150,000 shares of the Company's restricted common stock at $0.33 per share were granted in connection with this note. The Company has recorded a debt discount of $24,900 to allocate the proceeds to the detachable stock purchase warrants based on their relative fair value. In accordance with EITF Issue No. 98-05, the Company calculated a BCF of $25,600 at the commitment date, which has been recorded as an additional debt discount. Such debt discounts are being amortized, as an adjustment to yield, over the life of the note.

The sixth loan was a $50,000 convertible promissory note with detachable stock purchase warrants entered into on April 12, 2005 ("Convertible Loan III"). Such note is convertible at any time at the lesser of $0.175 per common share or 80% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields the Company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. Additionally, warrants to purchase 100,000 shares of the Company's restricted common stock at $0.175 per share were granted in connection with this note. The Company has recorded a debt discount of $12,600 to allocate the proceeds to the detachable stock purchase warrants based on their relative fair value. In accordance with EITF Issue No. 98-05, the Company calculated a BCF of $37,400 at the commitment date, which has been recorded as an additional debt discount. Such debt discounts are being amortized, as an adjustment to yield, over the life of the note.

The seventh loan was a $50,000 convertible promissory note with detachable stock purchase warrants entered into on May 18, 2005 ("Convertible Loan IV"). Such note is convertible at any time at the lesser of $0.175 per common share or 80% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields the Company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. Additionally, warrants to purchase 100,000 shares of the Company's restricted common stock at $0.175 per share were granted in connection with this note. The Company has recorded a debt discount of $12,600 to allocate the proceeds to the detachable stock purchase warrants based on their relative fair value. In accordance with EITF Issue No. 98-05, the Company calculated a BCF of $34,300 at the commitment date, which has been recorded as an additional debt discount. Such debt discounts are being amortized, as an adjustment to yield, over the life of the note. Concurrent with this borrowing, the Company entered into a Security Agreement where substantially all assets of the Company now secure the Bridge Loan, Convertible Loan I, Convertible Loan II, Convertible Loan III and Convertible Loan IV.

On June 21, 2005, the Bridge Loans, Convertible Loan I, Convertible Loan II, Convertible Loan III and Convertible Loan IV, accrued interest of $5,066 and previously granted warrants to acquire 590,000 shares of the Company's common stock plus an additional $150,000 in cash were tendered to the Company for a new convertible promissory note ("New Convertible Note") totaling $397,566. The New Convertible Note accrues interest at 8% per annum and principal and interest are payable in full on September 30, 2005. The New Convertible Note is secured by substantially all of the Company's tangible and intangible assets. Such note is convertible at any time at the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date.

The conversion price will be reduced if the Company issues or sells any shares, options, warrants, rights to acquire shares or other convertible securities for a price less than the conversion price in effect immediately prior to any such issuance. The conversion price may also be modified for stock splits, reorganizations, consolidations or mergers. Additionally, warrants to purchase 1,437,143 shares of the Company's common stock at the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date were granted in connection with this note. The Company has recorded a debt discount of $139,800 to allocate the proceeds to the detachable stock purchase warrants based on their relative fair value. In accordance with EITF Issue No. 98-05, the Company calculated a BCF of $257,800 at the commitment date, which has been recorded as an additional debt discount. Such debt discounts are being amortized, as an adjustment to yield, over the life of the note.

The shares underlying the New Convertible Note and related warrants (the "underlying securities") are covered under a Registration Rights Agreement. Such agreement requires the Company to use its best efforts to register 120% of the underlying securities, assuming full exercise of the warrants and conversion of the debt, within 30 days after receiving written notice from the investor. No such notice has been received as of June 30, 2005. After registration, the Company is required to keep the registration statement or any post-effective amendment current until the earlier of certain events, as defined in the Registration Rights Agreement, or two years from the original issuance date of the New Convertible Note and related warrants. In the event that the Company fails to keep the Registration Statement effective, the Company will pay the investor monthly liquidating damages of 2% of the aggregate market value of the Company's common shares purchased from the Company and held by the investor until the registration statement has been filed and declared effective.

On December 1, 2004, the Company borrowed $400,000 under a secured convertible promissory note (the "Oceanus Note") with detachable stock purchase warrants, as disclosed in the notes to the December 31, 2004 consolidated financial statements previously filed with the SEC. Such note was due on March 31, 2005; however no payments have been made. Effective April 1, 2005, the note was in default and became convertible into the Company's common stock. As such, in accordance with EITF Issue No. 98-05, the Company recorded a $146,800 contingent BCF on April 1, 2005. The Company was also obligated to prepare and file with the SEC no later than December 31, 2004, a registration statement covering all shares issuable under the detachable stock purchase warrants, for continuous offering pursuant to Rule 415 under the Securities Act of 1933. The Company is obligated to pay an additional $8,000 in liquidating damages to the holder of the note for every 30 days after December 31, 2004, until the registration statement is declared effective by the Commission. No registration statement has been filed as of June 30, 2005, and the Company has included $48,000 in accrued liabilities on the accompanying condensed consolidated balance sheet for such liability. During the three months ended March 31, 2005, the Company fully amortized a previous debt discount totaling $110,100 to interest expense in the accompanying condensed consolidated statements of operations. In June 2005, the Company issued 797,346 shares of restricted common stock as an inducement to extend the due date to October 31, 2005. In accordance with EITF Issue No. 96-18, the Company recorded a $167,400 debt discount and increase to additional paid-in capital based on the estimated fair value of the shares granted. On August 11, 2005, the note was amended to increase the principal amount to $472,000 (which includes $56,000 and $16,000 in accrued liquidating damages and interest, respectively), decrease the interest rate from 15% to 10%, extend the due date to October 31, 2005, waive any further liquidating damage accruals through December 31, 2005, and reset the conversion feature on the note, where upon default, the note plus any unpaid interest and/or liquidating damages under the note can be converted to the Company's common stock at $0.16 per share. If all amounts due under the note are paid in full on or before October 31, 2005, the note holder will return 75% (or 598,010 common shares) of the aforementioned shares to the Company.

During the three months ended March 31, 2005, the Company borrowed $7,500 from Equus (see Note 9). Such note is due on demand and bears interest at the prime rate plus 1% per annum. No borrowings or repayments were made on such note during the three-months ended June 30, 2005.

4.  NOTES  PAYABLE

On October 8, 2004, the Company borrowed $350,000 under a convertible secured promissory note. Such note was due on December 15, 2004; however, as of June 30, 2005, only $322,500 has been repaid. As such, the note is in default and interest accrues at 14% per annum on the remaining balance. Additionally, the note balance is convertible at the lesser of $0.33 per share or the average lowest closing bid price for the five days immediately preceding the exercise date.

As the holder of the Oceanus Note (see Notes 2 and 3) received 797,346 shares of the Company's common stock in June 2005, the related debt was reclassified from notes payable to loans due to related parties on the accompanying condensed consolidated balance sheet during the three-months ended June 30, 2005.

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

The Agreement has a one-year term, and then continues on a year-to-year basis thereafter. The Company is recording advances under the Agreement as secured borrowings. The Company is obligated to repurchase transferred receivables under the Agreement, and, therefore, the transaction does not qualify as a sale under the terms of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the three-month period ended June 30, 2005, the Company sold receivables totaling $235,657 to SVB. The Company has no outstanding advances under this Agreement at March 31, 2005. The Agreement expired and has not been renewed.

6.  LOSS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The Company reported a net loss for the three-month and six-month periods ended June 30, 2005 and 2004. As a result, options and warrants outstanding at June 30, 2005 and 2004 to acquire 5,800,005 and 3,742,862 shares of the Company's common stock, respectively, have been excluded from the calculation of diluted net loss per share, because their inclusion would be antidilutive.

Additionally, convertible debt to acquire approximately 5,659,000, and 12,000 shares of the Company's common stock at June 30, 2005 and 2004, respectively, have been excluded from the calculation of diluted net loss per share, because those shares would also be antidilutive. As such, basic and diluted loss per share are the same for all periods presented. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

7.  COMMITMENTS  AND  CONTINGENCIES

ADAIR CONSULTING AGREEMENT

Effective January 1, 2004, the Company entered into a consulting agreement with Mark Adair Financial Accounting Services ("Adair"), pursuant to which the Company granted warrants to acquire 250,000 shares of restricted common stock plus monthly consulting fees in exchange for financial, accounting and strategic business planning consulting services. Such agreement, as amended, requires the Company to register the underlying 250,000 shares by filing a registration statement on Form S-8 by October 29, 2004. No registration statements have been filed with the SEC regarding such warrants as of June 30, 2005.

ESCROW AGREEMENT

In connection with the November 12, 2003 Unit Purchase Agreement, certain executives of the Company made certain representations and warranties to the investors related to the Company's forecasted performance and agreed that such representations were a material inducement to the investment in the Units, as defined. In connection with such forecasts, the executives, as principal shareholders, each entered into an Escrow and Contribution Agreement under which they agree to place their common shares into escrow and to contribute their pro rata share of such escrowed shares to the Company in the event of a breach of such representations and warranties or the issuance of stock or stock options in excess of certain limits. The executives placed 9,124,392 shares into escrow. Under the terms of the Escrow and Contribution Agreement, these shareholders agreed to contribute to the Company one share of common stock for (i) each $1.00 that the Company's gross revenue for the 15 month period ending December 31, 2004 falls below the gross revenue forecast of $10,880,000 for such period, (ii) each share of common stock issued and each option (or other securities exercisable to acquire a share of common stock) granted by the Company after November 12, 2003, under all compensatory or other arrangements in excess of 400,000 shares in the aggregate, and (iii) each share of common stock issued and each option (or other securities exercisable to acquire a share of common stock) granted by the Company which fails to satisfy certain criteria, including a minimum share price of $1.25 per share and certain vesting requirements in connection with option grants. The Company had sales approximating $2,395,000 during the 15 month period ended December 31, 2004. As such, management estimates that approximately 8,485,000 common shares will be returned to the Company from escrow. The remaining 639,000 common shares will be returned to the shareholders. The investors shall make a claim within 120 days, as amended March 31, 2005, following the date that the December 31, 2004 annual report is filed with the SEC (April 15, 2005). Such transaction has not been recorded at June 30, 2005, but will be recorded once the investors' claim is accepted and settled. The investors have agreed to keep the shares in escrow until further notice.

PIONEERING INNOVATIONS AGREEMENT

The Company entered into a software development agreement with Pioneering Innovations Inc. ("Pioneering Innovations") on January 13, 2004. Pioneering Innovations has developed a piece of software titled COM DLL, which allows the Company's products to interface with customers existing back office software. The agreement provides for support and maintenance services, related to new installations of the Company's products, by Pioneering Innovations over its three-year term. As consideration for such services, the Company will pay Pioneering Innovations 10 shares of the Company's restricted common stock per product installed that becomes fully integrated and operational with COM DLL, up to 40,000 shares. Such shares are due within 30 days of the end of each quarter. For the six-month period ended June 30, 2005, the Company completed 13 software integrations and will issue Pioneering Innovations 130 shares of restricted common stock valued at $28 based on the fair value of the stock at the date of the agreement.

8.  MARKETING  SERVICES  AGREEMENT

During the three-month period ended March 31, 2004, the Company entered into a marketing services agreement. The Company incurred $400,000 in fees related to such agreement, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Services under this agreement were completed prior to March 31, 2004. There were no similar expenditures during the six-month period ended June 30, 2005.

9.  RELATED  PARTY  TRANSACTIONS

Equus Marketing and Design, Inc. ("Equus") is a party related to the Company through commonality of ownership. The Company shares a facility and certain administrative personnel with Equus (Equus is the lessee of the property and employer of certain personnel). Additionally, Equus provides marketing services to the Company. During the six-month periods ended June 30, 2005 and 2004, the Company incurred expenses from Equus approximating $73,000 and $192,000, respectively, and made repayments to Equus approximating $71,000 and $193,000, respectively.

Other related party transactions are discussed elsewhere in the notes to the condensed consolidated financial statements.

10.  SIGNIFICANT  SECOND  QUARTER  ADJUSTMENTS

During the three-month period ended June 30, 2005, the Company recorded the following adjustments that affect the three-month period ended March 31, 2005:

The Company discovered that they erroneously recorded certain foreign currency transaction gains and losses to the wrong account. As a result, they recorded an adjustment to reclassify $81,912 from cost of goods sold to other income.

Additionally, the Company recorded an adjustment to recognize expense under a two-year consulting agreement entered into in April 2004. Such adjustment increased first quarter 2005 consulting expense and additional paid-in capital by $81,250

Commissions on first quarter equity transactions (see Note 2) were erroneously recorded to expense as opposed to offsetting the cash received. As a result, the Company recorded an adjustment to reclassify $6,295 from selling, general and administrative expenses to additional paid in capital.

Certain borrowings from a related party (see Note 3) in January 2005 were sent directly to a consultant of the Company for accrued services. As the proceeds did not pass through the Company, they erroneously did not record the transactions. The Company recorded an adjustment that increased loans due to related parties and decreased accounts payable by $25,000.

The affect of these adjustments on net loss and loss per share for the three-month period ended March 31, 2005 is summarized below:

Net loss:
  As reported                             $(427,415)
  Affects of adjustments described above    (74,955)
                                          ----------

    Pro forma                             $(502,370)
                                          ==========

Basic and diluted net loss per share:
  As reported                             $   (0.02)
                                          ==========

  Pro forma                               $   (0.02)
                                          ==========


11.  CHANGE  IN  ACCOUNTING  ESTIMATE

During the three-month period ended June 30, 2005, the Company determined that estimated reserves for certain uncollectible accounts were overstated. As a result, the allowance for bad debts was decreased by approximately $97,000 during the three-month period ended June 30, 2005, with an offsetting decrease to selling, general, and administrative expenses.

12.  SUBSEQUENT  EVENTS

On or about July 29, 2005, the Company borrowed $60,000 pursuant to a convertible note, secured by substantially all of the Company's tangible and intangible assets. Such note is convertible at any time at the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date. Additionally, warrants to purchase a yet to be determined number of shares of the Company's common stock with terms similar to those of the warrants granted in connection with the New Convertible Note were granted in connection with this note.

ITEM  2.  MANAGEMENT'S  PLAN  OF  OPERATION.

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions and intense competition, including intensification of price competition and the expansion of competition in providing end-to-end product and system solutions as more fully described in the management discussion in this report. This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. This report should be read in conjunction with the risk factors set forth on pages 3 through 13 of our registration statement on Form SB-2 filed with the Commission on February 5, 2004, which risk factors are hereby incorporated by this reference.

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

Our RF access control and ticketing/membership technology has been in operation for approximately six years with over 5,400 access and 2,150 point of sale systems in Europe and North America. The European installations were sold, installed and serviced by Axess AG, our supplier.

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

Our system and readers have open architecture, which allows for an easy interface with the existing back-office computer software of the targeted venues and marketplaces in which we sell and serve. Our readers communicate data to and from the computer software existing in the customer's back office for managing information related to membership validation required for access, and other information desired by the client. We have accomplished interface solutions with many major software providers to the venues in which we sell and service (for example, in Fitness - Aphelion, CSI, Check Free, Twin Oaks, ASF and Computer Outfitters; and in Resorts - the three major providers, Comptrol, RTP and Siriusware). We have completed a new software interface, COM dll that provides the software provider a faster and easier interface than before and are continuing to invest and accomplish interface solutions with software providers through investment in software programming with software provider companies to allow our system to be compatible with a large customer base.

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

We are now offering newly re-designed turnstiles and readers for hands-free outdoor use and outdoor/indoor proximity turnstiles with integrated readers. The styling is more attractive and modern looking, and the compact design of both units saves space and makes installation and wiring easy. The integrated reader system is more modular so that we can offer all RF chips, magnetic stripe and bar code readers. The new indoor AX500 system can also be implemented with any biometric reader (fingerprint, iris, face recognition and palm) when increased security is required. We also plan to introduce to the market this fall a Smart hand-held reader, a Smart TVM (ticket vending machine) and an inexpensive paper Smart RF ticket.

The following analysis of our operations refers primarily to those in the fitness, winter resort, and universities, which constitute the majority of our business activities.

RESULTS OF OPERATIONS OF THE COMPANY:

REVENUE

Our revenue for the three months ended June 30, 2005, was $133,737, a decrease of $739,565 (85%) compared to the $873,302 in the same period last year. For the six-month period ended June 30, 2005, our revenues were $284,555 compared with $1,355,251 in the same period as last year.

For both the three-month and six-month periods ended June 30, 2005, the substantial decrease in our sales revenue was due primarily to the decreased sales to national fitness chains. The first and second quarter revenues in 2004 were largely related to sales to one national fitness chain that had ordered 100 systems, substantially all of which were also sold during 2004. Because of a weak order backlog at the end of 2004 and continuing the first half of 2005, sales in each of the two quarters to date have been unsatisfactory.

We are currently working on software integration and an implementation plan with two tests sites starting in late August or early September 2005 with another leading national fitness chain that has forecasted a roll out to their clubs in the fourth quarter of 2005. We will be testing with the new AX500 turnstile which will also be utilizing our new biometric solution in tandem with Smart Card Integrators (SCI). This will be a major first use of a combined biometric and bar code solution for this major venue with potential to convert to a biometric Smart card in the future.

We have also begun to receive orders for our new and improved indoor fitness system, the AX500, introduced to the fitness industry at a national trade show in February 2005. We have received orders from existing and potential customers because the more streamline configuration and lower cost of the unit has decidedly created more impact in our presentations. Our first product deliveries will begin to arrive in August.

We have focused our sales efforts on fitness clubs, winter resorts and universities and colleges, niche markets where our system has penetrated key venues. We have made notable installations of our products with Bally Total Fitness, the world's largest fitness club chain, Park City Resort, Utah and Copper Mountain, Colorado, well-known four-season resorts, Tamarack Resort in Idaho and University of California, Berkeley and UCLA, two leading U.S. universities. In the fall of 2005, we will be replacing SkiData access systems at Mt. Bachelor in Oregon and Solitude Resort in Utah, which will utilize our inexpensive new paper RF ticket. We targeted these specific customers because of their leadership position in each of their industries and the potential for sizeable revenues related to their individual contracts and future contracts. We will continue our sales, marketing and service around these 3 markets - fitness clubs, universities, and winter resorts.

We expect to increase our revenues in the targeted venues of fitness clubs, winter resorts, and universities in late 2005, as we continue to believe that the successful sales, installations, and operation of our Rapidtron systems to date with industry leading customers in targeted venues will result in other customers within each venue emulating the leader in making their purchase decisions. In the past several months, we have had meetings and attended national trade shows with leading companies in the fitness and winter resort industries, who we are currently working with for potential tests and implementations in 2005. As a result of these meetings, we hope to increase and diversify our gross revenue through sales in the fitness industry.

Actual results may differ from our expectations as a result of unexpected modifications to our systems that may be requested to meet the specific needs of potential customers that cause delay in the recognition of sales, or other delays in expected sales to the customers in the targeted venues.

GROSS PROFIT

For the three months ended June 30, 2005, our gross profit totaled $84,649, compared to $224,939 for the same period last year. For the six-months ended June 30, 2005, gross profit totaled $99,185 compared to $360,876 for the same period last year. The quarterly and half-year decrease in gross profit of $140,290 and $261,691 were primarily a result of decreased sales to fitness clubs as discussed previously.

We expect to modestly improve our gross profit through increased sales in the targeted venues of fitness clubs, winter resorts, and universities in late 2005, and increase our gross profit in the targeted venues in the same period based on the same assumptions identified in our previous discussion of revenues. During the three-month period ended June 30, 2005, the stronger dollar positively impacted gross profit margins due to our purchasing from a European supplier. During the same period in 2004, the weaker U.S, dollar negatively impacted gross margins. Also positively impacting margins was a lack of shipping costs and service revenues during the three-month and six-month periods ended June 30, 2005, which generally have low margins, as well as a $30,000 charge to cost of goods sold during the three-month period ended June 30, 2004 for warranty costs with no similar charge during the current periods.

We are currently discussing the possibility of making future purchases from our European supplier in US Dollars, which would shift future currency risks to that supplier. The launch of the new indoor system in August of 2005 will add to improved margins in the latter half of 2005.

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

OPERATING EXPENSES

During the three months ended June 30, 2005, our selling, general & administrative (S,G & A) operating expenses totaled $330,592, a decrease of $504,052 (60%) from the $834,644 incurred during the same period last year. For the six-month period ended June 30, 2005, S, G & A expenses totaled $687,291, a decrease of $1,398,570 (67%) from the $2,085,861 incurred during the same period last year.

The decrease in expenses in the second quarter 2005 can be attributed primarily to decreased payroll costs of approximately $117,000 and reduced expenses for professional services of approximately $298,000, such latter expenses relating to a broad spectrum of services including consulting, legal and accounting fees, and services pertaining to investor relations. Also impacting expenses were reductions in marketing and advertising ($15,000), office and occupancy expenses ($5,000), travel ($11,000), reversal of bad debt expense ($97,000), and depreciation expense ($9,000). Many of these reductions in expenses resulted from planned cutbacks initiated at the beginning of the current year. Offsetting the aforementioned reductions were $48,000 in contractual penalties owed to a senior debtholder, arising from the nonregistration of certain stock purchase warrants, as further described in ITEM
3. DEFAULTS UPON SENIOR SECURITIES.

We expect operating expenses in the ordinary course of business to remain at the decreased levels experienced in the second quarter of 2005 throughout the remainder of the year. As sales are expected to be realized to a greater level in 2005, operating expenses in the ordinary course of business may increase modestly to meet the sales demand, as a result of operating, marketing, selling, service and sales commission expenses related to increased revenues. The commissions paid to independent sales representatives are less than 1% of selling, general and administrative expenses during this period; however, these commissions are expected to increase as a percentage of selling, general and administrative expenses as sales increase in 2005. Actual results may differ from our expectations as a result of any delay in sales revenues, and gross profit from those revenues, while operating expenses may increase to secure and meet the demand of our customers in the targeted venues.

LOSS FROM OPERATIONS

During the three months ended June 30, 2005, we had a loss from operations of $245,943, compared to a loss from operations in the prior year of $609,705. During the six months ended June 30, 2005, we had a loss of operations of $588,106 compared with $1,724,985 during the comparable period in the previous year.

The $363,762 decrease in loss from operations in the second quarter 2005 compared with 2004 resulted from the cutbacks in operating expense, as discussed previously, outweighed the reduction in gross profits that resulted from unsatisfactory sales levels during that period. The $1,136,879 decrease in operating loss for the six months ended June 30, 2005, compared with the same period in the previous year, resulted from significant additional cost reductions realized during the first quarter of 2005. Most significantly impacting such costs were reductions in professional/consulting fees totaling approximately $743,000.

We expect quarterly losses from operations to decrease over the balance of 2005, as a result of renewed sales activity in fitness and resorts. Actual results may differ from our expectations, however, if there are delays in achieving the Company's sales targets and related gross profit margins.

INTEREST EXPENSE

For the three months ending June 30, 2005, our interest expense was $373,758 compared with interest expense of $8,247 in the same quarter last year. For the six months ended June 30, 2005, our interest expense totaled $584,106, compared with $14,738 for the same period in the previous year.

The increase in interest expense during the second quarter 2005 was primarily the result of interest related to $329,065 amortization of debt discounts related to short-term convertible debt with warrants and beneficial conversion of features entered into mostly in 2005 and increased debt this quarter over the same period in the previous year. At June 30, 2005, we owed 520,505, net of discounts totaling 362,170, on notes due to related parties, compared to $349,258, net of discounts totaling $49,935, at March 31, 2005 and 519,193, at June 30, 2004. Also at June 30, 2005, we owed $59,083, on other notes payable, compared to 470,880 and 78,755 at March 31, 2005, and June 30, 2004,
respectively.

The additional increase over the six months ended June 30, 2005, compared with the same period in the previous year resulted from $460,000 amortization of debt discount on bridge financing as well as generally higher debt levels during 2005 compared with the previous year.

As of June 30, 2005, we have paid off our accounts receivable credit facility and have a zero balance. Actual results may differ from our expectations as a result of taking on additional debt necessary to finance operations, due to not meeting sales expectations.

ASSETS AND LIABILITIES

At June 30, 2005, we had total assets of $693,587 compared to total assets of $942,692 at December 31, 2004. Cash was $28,914 as of June 30, 2005, up from the $750 cash balance as of December 31, 2004. Through the six-month period ended June 30, 2005, cash used in operations was $477,545; cash used in investing activities was $0; and cash provided by financing activities was $505,709; with net increase in cash during the six-month period being $28,164.

Our net accounts receivable were $208,924 at June 30, 2005, a decrease of $225,888 (52%) from the $434,812 at December 31, 2004. The decrease in accounts receivable is primarily due to the reduction in sales to the fitness club industry.

Our net inventories decreased $96,359 (29%) over the past six months, to $238,423, from the $334,782 at December 31, 2004. This relatively small decrease occurred as significant new purchases were deferred pending receipt of new orders from customers.

Our net fixed assets totaled $53,584 at June 30, 2005, compared to $62,704, at December 31, 2004. The decrease in fixed assets is related to accumulated depreciation over the three months with no fixed asset purchases.

Our total liabilities at June 30, 2005, were $2,271,323, a decrease of $390,361 from the $2,661,684 at December 31, 2004. Our accounts payable and accrued liabilities totaled $1,592,065 at June 30, 2005, a decrease of $105,582 (6%) from the $1,697,647 at December 31, 2004. The decrease in payables resulted from paying down older obligations with funds obtained through additional borrowings.

Our accrued payroll, which is included in accrued liabilities, totaled $229,420 at June 30, 2005, relatively unchanged compared with $226,657 at December 31, 2004. The accrued payroll relates primarily to senior executives receiving only partial payment of their current and prior wages, with the remaining amount being accrued. Our accrued interest payable, which is also included in accrued liabilities, was $55,426 at June 30, 2005, an increase of $34,098 from the $21,328 at December 31, 2004.

Amounts payable to related parties, net of discounts, were $617,528, lease obligations were $2,647 and other debt was $59,083, totaling $679,258 at June 30, 2005, a decrease of $284,779, (30%) from the $964,037 at December 31, 2004.
The decrease was made possible by additional equity investments.

STOCKHOLDERS' DEFICIT

Our stockholders' deficit was $1,577,736 at June 30, 2005, an increase of $141,256 from the $1,718,992 at December 31, 2004. The changes in stockholders' deficit were as follows:

Balance as of December
31, 2005                  $(1,718,992)

Net Loss                   (1,081,711)

Increase in Additional
Paid in Capital             1,222,734

Increase in Common Stock        1,233

Balance as of June, 2005  $(1,577,736)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had $693,587 in total assets, including $28,914, in accounts receivable, $238,423 in inventories, and $151,362 of prepaid expenses and other current assets. We consider the net accounts receivable to have a high probability of collection, as a majority of the receivables are to large customers in the fitness club industry; however, an allowance for bad debt has been provided for those accounts that we deem to be uncollectible.

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

At June 30, 2005, our total liabilities were $2,271,323, including accounts payable and accrued liabilities of $1,592,065, and amounts owed to related parties of $617,528. Loans to related parties include approximately $230,000 to John Creel, director of the Company, and/or Equus, his wholly owned company.

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

We expect gross revenues during the next quarter to range between $500,000 - $750,000, as selected ski resort installations are completed. Gross profit margins on these systems are expected to range between 25% - 35%. General operating expenses are expected to total approximately $90,000 per month, consisting of rent and other office expenses, salaries, marketing services, software interface, and the like. Excluded from this budget are additional sales commissions that may result for increased sales volume secured by independent sales agents, and costs for new business development. Our income from operations will not be sufficient to meet the increased working capital needs created by the increased sales over the next quarter. We expect to meet these increased cash flow needs through additional third-party loans, equity investments, and/or a revolving credit facility. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

As of the date of this report, we owe approximately 600,000 Euros (approximately $750,000) to our supplier, Axess AG. We presently have an informal interim agreement wherein we have agreed to make on-account payments during the months of August, September and October in amounts of $35,000, $17,500 and $17,500, respectively, and wherein we also agreed to prepay any new orders. On a longer-term basis, we may not receive revenue from our existing accounts receivable in a timely fashion to enable us to pay off this balance within a reasonable timeframe, and we therefore are seeking additional debt and/or equity financing in order to pay our outstanding balance to Axess AG. If we are unable to raise the necessary financing, then we will attempt to negotiate new terms of delivery with Axess AG to secure the inventory in time to meet existing orders, and/or negotiate new delivery terms with our existing customers, which could significantly reduce our expected revenue.

Over the next quarter, we project a loss from operations of $150,000 - $250,000. Fourth quarter results will be largely dependent on our ability to execute new sales orders, and will result in further losses if our sales goals are not achieved. In any event, we also anticipate an increase in receivables and inventory of approximately $1,000,000 - $1,500,000 through year end. As a consequence, we expect to need well over $1,000,000 from third-party loans and equity investment in order to meet these additional working capital needs, and a portion of this financing will be required within the third quarter.

As of June 27, 2004, we entered into an accounts receivable financing credit facility with Silicon Valley Bank to help support the cash flow requirements in financing our projected sales growth. The maximum borrowing on the line is $1,750,000 on qualified and eligible gross domestic accounts receivable subject to prior approval of account debtors by SVB, and as of March 31, 2005, we had a zero balance on the line. The credit line expired and has not been renewed.

This facility will not be sufficient to meet all the cash flow requirements over the next 12 months. We will require additional debt or equity financings to meet the additional requirements. (See earlier comment)

ITEM  3.  CONTROLS  AND  PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

Effective April 25, 2005, we sold in a private placement to an accredited investor, 100,000 shares of our common stock at a price of $0.175 per share for a total of $14,408, net of commissions totaling $2,992. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the holder of the note contained a restrictive legend in accordance with Rule 144.

On April 29, 2005, pursuant to the terms of a commission agreement, we issued to a financing agent 7,900 shares of common stock at a price of $0.175 per share. Such commission is for the above-mentioned private placement and efforts currently underway to raise additional capital. As the shares were issued for equity financing, the estimated fair value was recorded to additional paid-in capital. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the holder of the note contained a restrictive legend in accordance with Rule 144.

On April 20 2005, we granted to a consultant warrants to acquire 100,000 shares of our common stock at $1.00 per share. Such options were immediately exercisable and were exercised on April 29, 2005. Consulting expense approximating $10,000 was recorded based on the estimated fair value of the warrants. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the holder of the note contained a restrictive legend in accordance with Rule 144.

On or about June 3, 2005, we issued 797,346 shares to the holder of a convertible debenture (see Notes 3 and 4 of the Financial Statements, incorporated herein by reference), which went into default on April 1, 2005, as an inducement for the note holder to enter into an amendment extending the note. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of
Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued to the holder of the note contained a restrictive legend in accordance with Rule 144.

On June 23, 2005, we issued a new convertible note in the principal amount of totaling $397,566 to the holder of certain debt with accrued interest of $5,066, together with previously granted warrants to acquire 590,000 shares of the Company's common stock plus an additional $150,000 in cash. The new convertible note accrues interest at 8% per annum and principal and interest are payable in full on September 30, 2005. The new convertible note is secured by substantially all of the our tangible and intangible assets. Such note is convertible at any time at the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date. The conversion price will be reduced if we issue or sell any shares, options, warrants, rights to acquire shares or other convertible securities for a price less than the conversion price in effect immediately prior to any such issuance. The conversion price may also be modified for stock splits, reorganizations, consolidations or mergers. Additionally, we issued warrants to purchase 1,437,143 shares of our common stock at the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date were granted in connection with this note. The debt instruments and warrants that were tendered to the company in consideration of this new convertible note included the following securities that had been issued earlier in the period covered by this report:

     - On or about April 12, 2005, we issued a $50,000 convertible promissory note with detachable stock purchase warrants to the holder. Such note is convertible at any time at the lesser of $0.175 per common share or 80% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date, or it will be automatically converted at the close of any equity financing transaction(s) that yields our company gross proceeds of at least $200,000. The automatic conversion will be made at the price per share of the equity financing. Additionally, we issued warrants to purchase 100,000 shares of our restricted common stock at $0.175 per share. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of
Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The securities are "restricted securities" as that term is defined under Rule 144.

     - On or about May 18, 2005, we issued a convertible promissory note in the principal amount of $50,000 with detachable stock purchase warrants. The note was convertible at any time at the lesser of $0.175 per common share or 80% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date, or it was to be automatically converted at the close of any equity financing transaction(s) that yields the Company gross proceeds of at least $200,000. The automatic conversion was to be made at the price per share of the equity financing. Additionally, we issued warrants to purchase 100,000 shares of our restricted common stock at $0.175 per share. The securities are "restricted securities" as that term is defined under Rule 144.

     -      In connection with convertible loans due to a related party (see
Note 3 to the Financial Statements, incorporated herein by reference), we granted, during the three months ended June 30, 2005, detachable stock purchase warrants to acquire 200,000 shares of the Company's common stock. Such warrants had exercise prices between $0.175 and $0.33 per share, were immediately exercisable, and expired five years from the date of grant. On June 21, 2005, in connection with a new convertible note payable (see below), such warrants, plus warrants granted in 2003 to acquire 180,000 shares of common stock, were cancelled and new warrants to acquire 1,437,143 shares of common stock were granted. The warrants have a term of five years and are immediately exercisable. The exercise prices is the lesser of $0.175 per share or 75% of the lowest closing bid price of our common stock for the five trading days immediately preceding the exercise date, as quoted on the OTC Bulletin Board. The shares underlying such warrants are subject to a registration rights agreement. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of
Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The securities are "restricted securities" as that term is defined under Rule 144.

The shares underlying the new convertible note and related warrants (the "underlying securities") are covered under a Registration Rights Agreement. Such agreement requires our company to use its best efforts to register 120% of the underlying securities, assuming full exercise of the warrants and conversion of the debt, within 30 days after receiving written notice from the investor. No such notice has been received as of June 30, 2005. After registration, we are required to keep the registration statement or any post-effective amendment current until the earlier of certain events, as defined in the Registration Rights Agreement, or two years from the original issuance date of the new convertible note and related warrants. In the event that we fail to keep the Registration Statement effective, we will pay the investor monthly liquidating damages of 2% of the aggregate market value of our common shares purchased from the company and held by the investor until the registration statement has been filed and declared effective.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

On December 1, 2004, we borrowed $400,000 under a secured convertible promissory note with detachable stock purchase warrants, as disclosed in the notes to the December 31, 2004 consolidated financial statements, previously filed with the SEC, incorporated by reference. Such note was due on March 31, 2005; however no payments have been made. Effective April 1, 2005, the note was in default, and now may be converted into our common stock. We were also obligated to prepare and file with the SEC no later than December 31, 2004, a registration statement covering all shares issuable under the detachable stock purchase warrants, for continuous offering pursuant to Rule 415 under the Securities Act of 1933. We are obligated to pay an additional $8,000 to the holder of the note for every 30 days after December 31, 2004, until the registration statement is declared effective by the Commission. No registration statement has been filed as of June 30, 2005. On or about August 12, 2005, we settled this default by amending the note, as more fully described in our Form 8-K filed with the Commission on August 17, 2005, incorporated herein by reference.

ITEM  6.  EXHIBITS

EXHIBITS  DOCUMENT DESCRIPTION


          Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a),
31.1      promulgated under the Securities Act of 1934, as amended

          Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a),
31.2      promulgated under the Securities Act of 1934, as amended

          Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes
32.1      Oxley Act of 2002 (Chief Executive Officer)

          Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes
32.2      Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of August, 2005.

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