Form 10QSB
period 2005-09-30
RAPIDTRON INC
filed 2005-11-22
CIK 1125028

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  EXCHANGE  ACT

                FOR THE TRANSITION PERIOD FROM_______ TO ________

                        COMMISSION FILE NUMBER 000-31713

                                 RAPIDTRON, INC.

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

                                 (949) 798-0652

                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes [_]   No [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).        Yes [_]   No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2005, the number of outstanding shares of the Registrant's common stock was 21,696,313.

     Transitional Small Business Disclosure Format (check one)
                                                   Yes [_]   No [X]

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .   1
  ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .   1
    CONDENSED CONSOLIDATED BALANCE SHEET. . . . . . . . . . . . . . .   1
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . .   2
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . .   3
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . .   4
PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  21
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . . . .  15
  ITEM 3. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .  21
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  21
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .  21
  ITEM 5. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  22
  ITEM 6. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . .  22

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

========================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
========================================================================

                                   UNAUDITED


                                    ASSETS
CURRENT ASSETS
    Cash                                                    $     1,026
    Accounts receivable, net of allowance for doubtful
        accounts of $68,135                                     150,520
    Inventory, net                                              226,479
    Prepaid expenses and other current assets                   122,099
                                                            ------------
                                                                500,124

PROPERTY AND EQUIPMENT, NET                                      44,553

DEPOSITS AND OTHER ASSETS                                        12,380
                                                            ------------

                                                            $   557,057
                                                            ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                        $ 1,168,600
    Accrued liabilities                                         386,000
    Due to related party                                         91,685
    Loans due to related parties, net of discount             1,084,725
    Notes payable                                                47,286
    Obligations under capital lease                               2,065
                                                            ------------
                                                              2,780,361


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $0.001 per share; 5,000,000
        shares authorized; no shares issued or outstanding            -
    Common stock, par value $0.001 per share; 100,000,000
        shares authorized; 21,696,313 shares issued and
        outstanding                                              21,696
    Additional paid-in capital                                7,668,178
    Stock subscriptions receivable                                 (305)
    Accumulated deficit                                      (9,912,873)
                                                            ------------
                                                             (2,223,304)
                                                            ------------

                                                            $   557,057
                                                            ============

========================================================================
     The accompanying notes are an integral part of these condensed consolidated financial statements

====================================================================================================================
                                                   RAPIDTRON, INC.
                                           (FORMERLY THE FURNISHING CLUB)
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE-MONTH PERIODS ENDED September 30, 2005 AND 2004
====================================================================================================================

                                                      UNAUDITED


                                                   THREE-MONTHS     THREE-MONTHS      NINE-MONTHS      NINE-MONTHS
                                                       ENDED            ENDED            ENDED            ENDED
                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                       2005             2004             2005             2004
                                                  ---------------  ---------------  ---------------  ---------------
NET SALES                                         $       39,500   $      494,095   $      324,055   $    1,849,346

COST OF GOODS SOLD                                        21,867          336,445          207,237        1,330,820
                                                  ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                                              17,633          157,650          116,818          518,526

SELLING, GENERAL AND
    ADMINISTRATIVE
    EXPENSES                                             348,070          627,591        1,035,361        2,713,452
                                                  ---------------  ---------------  ---------------  ---------------

LOSS FROM OPERATIONS                                    (330,437)        (469,941)        (918,543)      (2,194,926)
                                                  ---------------  ---------------  ---------------  ---------------

OTHER INCOME (EXPENSE)
    Interest expense                                    (820,254)         (12,939)      (1,404,360)         (27,677)
    Foreign exchange gain (loss)                           5,874          (29,217)          97,175          (24,361)
                                                  ---------------  ---------------  ---------------  ---------------
                                                        (814,380)         (42,156)      (1,307,185)         (52,038)
                                                  ---------------  ---------------  ---------------  ---------------

LOSS BEFORE PROVISION FOR
    INCOME TAXES                                      (1,144,817)        (512,097)      (2,225,728)      (2,246,964)

PROVISION FOR INCOME TAXES                                   800              907            1,600            2,507
                                                  ---------------  ---------------  ---------------  ---------------

NET LOSS                                          $   (1,145,617)  $     (513,004)  $   (2,227,328)  $   (2,249,471)
                                                  ===============  ===============  ===============  ===============

BASIC AND DILUTED NET LOSS                        $        (0.05)  $        (0.03)  $        (0.11)  $        (0.11)
    PER COMMON SHARE
                                                  ===============  ===============  ===============  ===============

BASIC AND DILUTED
    WEIGHTED AVERAGE
    NUMBER OF COMMON
    SHARES OUTSTANDING                                21,696,000       20,463,000       21,123,000       20,305,000
                                                  ===============  ===============  ===============  ===============

====================================================================================================================
          The accompanying notes are an integral part of these condensed consolidated financial statements

============================================================================================
                                       RAPIDTRON, INC.
                               (FORMERLY THE FURNISHING CLUB)
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
============================================================================================

                                          UNAUDITED

                                                                      2005          2004
                                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(2,227,328)  $(2,249,471)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                   27,521        31,254
        Allowance for doubtful accounts                               (66,909)       23,281
        Common stock issued for professional services                       -       109,372
        Warrants compensation expense                                 257,549       361,034
        Amortization of debt discounts to interest expense          1,244,550             -
        Unrealized foreign exchange loss (gain)                       (84,620)       14,304
        Changes in operating assets and liabilities:
            Accounts receivable                                       115,544      (919,889)
            Inventory                                                 108,263       204,427
            Prepaid expenses and other current assets                 (34,165)        8,356
            Accounts payable                                          (84,828)      525,689
            Accrued liabilities                                       128,467        83,551
            Due to related party                                          398        (2,408)
                                                                  ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                                (615,554)   (1,810,500)
                                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                         -        (1,907)
                                                                  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                       -        (1,907)
                                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans due to related parties                            512,500       250,000
Principal payment of loans due to related parties                     (20,262)     (320,034)
Principal payment of capital lease obligations                         (2,180)       (2,450)
Proceeds from secured borrowings                                            -       707,855
Principal payment of long-term debt                                   (45,391)      (29,297)
Proceeds from the issuance of common stock, net of commissions         71,163       200,000
Proceeds from exercise of warrant                                     100,000       400,000
Receipt of stock subscriptions receivable                                   -       535,000
                                                                  ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             615,830     1,741,074
                                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH                                           276       (71,333)

CASH - beginning of period                                                750        84,256
                                                                  ------------  ------------

CASH - end of period                                              $     1,026   $    12,923
                                                                  ============  ============
                                         (continued)

============================================================================================
    The accompanying notes are an integral part of these condensed consolidated financial statements

===================================================================================
                                  RAPIDTRON, INC.
                           (FORMERLY THE FURNISHING CLUB)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
====================================================================================

                                     UNAUDITED

                                                                   2005       2004
                                                                ----------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
Cash paid during the period for:
    Income taxes                                                $    1,600  $  2,507
                                                                ==========  ========

    Interest                                                    $   10,023  $ 18,142
                                                                ==========  ========

Non-cash investing and financing activities:
    Debt discounts recorded in connection with the issuance of
        convertible debt with detachable warrants               $1,126,900  $      -
                                                                ==========  ========

    Accounts receivable sold in connection with secured
        financing                                               $  235,657  $      -
                                                                ==========  ========

    Related party debt issued to repay accounts payable         $   25,000  $      -
                                                                ==========  ========

    Common stock issued to extend a loan due to related party,
        resulting in a debt discount                            $  167,400  $      -
                                                                ==========  ========

    Common stock issued to settle payable                       $        -  $ 20,000
                                                                ==========  ========

    Software acquired through debt                              $        -  $ 96,271
                                                                ==========  ========

====================================================================================
     The accompanying notes are an integral part of these condensed consolidated financial statements

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
================================================================================

                                    UNAUDITED

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

BASIS  OF  PRESENTATION

The management of Rapidtron, Inc. (the "Company"), without audit, prepared the condensed consolidated financial statements as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's consolidated financial position as of September 30, 2005, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004, have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
================================================================================

                                    UNAUDITED

1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (continued)

GOING  CONCERN  AND  LIQUIDITY  CONSIDERATIONS

The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report on the December 31, 2004 financial statements, which have been prepared assuming the Company will continue as a going concern. As such, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2005, the Company has a working capital deficit of approximately $2,280,000, recurring losses from operations, an accumulated deficit of approximately $9,913,000, and has generated an operating cash flow deficit of approximately $616,000 for the nine-month period then ended. The Company intends to fund operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005.

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

Notwithstanding management's plans, the Company's ability to continue as a going concern remains uncertain. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EMPLOYEE  STOCK  BASED  COMPENSATION

As of September 30, 2005, the Company has one employee stock-based compensation plan. The Company accounts for such grants under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted in prior periods had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended, to stock-based employee compensation.

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
================================================================================

                                    UNAUDITED

1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (continued)

EMPLOYEE  STOCK  BASED  COMPENSATION  (continued)

                                 THREE-MONTHS     THREE-MONTHS      NINE-MONTHS      NINE-MONTHS
                                     ENDED            ENDED            ENDED            ENDED
                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                     2005             2004             2005             2004
                                ---------------  ---------------  ---------------  ---------------
Net loss:
    As reported                 $   (1,145,617)  $     (513,004)  $   (2,227,328)  $   (2,249,471)
    Deduct: Total stock-based
        employee compensation
        expense determined
        under fair value based
        method for all awards          (48,375)         (48,375)        (145,125)        (145,125)
                                ---------------  ---------------  ---------------  ---------------

            Pro forma           $   (1,193,992)  $     (561,379)  $   (2,372,453)  $   (2,394,596)
                                ===============  ===============  ===============  ===============

Basic and diluted net loss per
    share:
    As reported                 $        (0.05)  $        (0.03)  $        (0.11)  $        (0.11)
                                ===============  ===============  ===============  ===============

    Pro forma                   $        (0.05)  $        (0.03)  $        (0.11)  $        (0.12)
                                ===============  ===============  ===============  ===============

RECENT  ACCOUNTING  PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2004 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB on April 15, 2005 that are required to be adopted during the year ending December 31, 2005 did not have a significant impact on the Company's financial statements.

2.  EQUITY  TRANSACTIONS

During the three months ended September 30, 2005, the Company granted to a consultant for services previously performed warrants to acquire 20,000 shares of the Company's restricted common stock at $0.25 per share. Such options were immediately exercisable have a life of five years. Consulting expense approximating $3,800 was recorded based on the estimated fair value of the warrants.

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

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
================================================================================

                                    UNAUDITED

2.  EQUITY  TRANSACTIONS  (continued)

On April 20 2005, the Company granted to a consultant warrants to acquire 100,000 shares of the Company's restricted common stock at $1.00 per share. Such options were immediately exercisable and were exercised on April 29, 2005. Consulting expense approximating $10,000 was recorded based on the estimated fair value of the warrants.

On June 3, 2005, the Company agreed to issue 797,346 shares to the holder of a note payable (see Notes 3 and 4), which went into default on April 1, 2005, as an inducement for the note holder to extend the due date. The shares were valued at $167,400 based on the trading price of the Company's common stock on the date of issuance.

During the three-month period ended March 31, 2005, the Company sold 228,009 shares of restricted common stock to one accredited investor for cash totaling $56,427, net of commissions totaling $6,295.

During the nine months ended September 30, 2005, the Company recorded $1,126,900 to additional paid-in capital in connection with beneficial conversion features and detachable stock purchase warrants on convertible debt (see Note 3 below).

During the nine months ended September 30, 2005, the Company recorded $243,750 to additional paid-in capital and consulting expense in connection with warrants granted in April 2004 for a two-year consulting agreement.

In connection with convertible loans due to a related party (see Note 3), the Company granted, during the nine-months ended September 30, 2005, detachable stock purchase warrants to acquire 1,095,714 shares of the Company's common stock. Such warrants have exercise prices between $0.16 and $0.33 per share, are immediately exercisable, and expire five years from the date of grant. On June 21, 2005, in connection with a new convertible note payable (see Note 3), warrants granted in 2005 to acquire 410,000 shares, plus warrants granted in 2003 to acquire 180,000 shares of common stock, were cancelled and new warrants to acquire 1,437,143 shares of common stock were granted. The new warrants have a term of five years and are immediately exercisable. The exercise prices is the lesser of $0.175 per share or 75% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the exercise date, as quoted on the OTC Bulletin Board. The shares underlying such warrants are subject to a registration rights agreement (see Note 3).

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

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
================================================================================

                                    UNAUDITED

3.  LOANS  DUE  TO  RELATED  PARTIES  (continued)

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

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
================================================================================

                                    UNAUDITED

3.  LOANS  DUE  TO  RELATED  PARTIES  (continued)

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

The  shares  underlying  the  New  Convertible  Note  and  related warrants (the
"underlying securities") are covered under a Registration Rights Agreement. Such agreement requires the Company to use its best efforts to register 120% of the underlying securities, assuming full exercise of the warrants and conversion of the debt, within 30 days after receiving written notice from the investor. No such notice has been received as of September 30, 2005. After registration, the Company is required to keep the registration statement or any post-effective amendment current until the earlier of certain events, as defined in the Registration Rights Agreement, or two years from the original issuance date of the New Convertible Note and related warrants. In the event that the Company fails to keep the Registration Statement effective, the Company will pay the investor monthly liquidating damages of 2% of the aggregate market value of the Company's common shares purchased from the Company and held by the investor until the registration statement has been filed and declared effective. The note became in default as of September 30, 2005.

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
================================================================================

                                    UNAUDITED

3.  LOANS  DUE  TO  RELATED  PARTIES  (continued)

On July 29, 2005, the same share holder mentioned above issued a $60,000 convertible promissory note with detachable stock purchase warrants ("Convertible Loan V"). Such note was due on September 30, 2005, bears interest at 8% per annum, and is convertible at any time at the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date. Additionally, warrants to purchase 342,857 shares of the Company's restricted common stock the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the exercise date, were granted in connection with this note. The Company has recorded a debt discount of $27,700 to allocate the proceeds to the detachable stock purchase warrants based on their relative fair value. In accordance with EITF Issue No. 98-05, the Company calculated a BCF of $32,300 at the commitment date, which has been recorded as an additional debt discount. Such debt discounts are being amortized, as an adjustment to yield, over the life of the note. Common stock underlying the convertible debt and warrants are covered under the Registration Rights Agreement described in the preceding paragraph. The note became in default as of September 30, 2005.

On September 13, 2005, the same share holder mentioned above issued a $60,000 convertible promissory note with detachable stock purchase warrants ("Convertible Loan VI"). Such note was due on September 30, 2005, bears interest at 8% per annum, and is convertible at any time at the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date. Additionally, warrants to purchase 342,857 shares of the Company's restricted common stock the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the exercise date, were granted in connection with this note. The Company has recorded a debt discount of $29,100 to allocate the proceeds to the detachable stock purchase warrants based on their relative fair value. In accordance with EITF Issue No. 98-05, the Company calculated a BCF of $30,900 at the commitment date, which has been recorded as an additional debt discount. Such debt discounts are being amortized, as an adjustment to yield, over the life of the note. Common stock underlying the convertible debt and warrants are covered under the Registration Rights Agreement described above. The note became in default as of September 30, 2005.

On December 1, 2004, the Company borrowed $400,000 under a secured convertible promissory note (the "Oceanus Note") with detachable stock purchase warrants, as disclosed in the notes to the December 31, 2004 consolidated financial statements previously filed with the SEC. Such note was due on March 31, 2005; however no payments have been made. Effective April 1, 2005, the note was in default and became convertible into the Company's common stock. As such, in accordance with EITF Issue No. 98-05, the Company recorded a $146,800 contingent BCF on April 1, 2005. The Company was also obligated to prepare and file with the SEC no later than December 31, 2004, a registration statement covering all shares issuable under the detachable stock purchase warrants, for continuous offering pursuant to Rule 415 under the Securities Act of 1933. The Company is obligated to pay an additional $8,000 in liquidating damages to the holder of the note for every 30 days after December 31, 2004, until the registration statement is declared effective by the Commission. No registration statement has been filed as of September 30, 2005. During the three months ended March 31, 2005, the Company fully amortized a previous debt discount totaling $110,100 to interest expense in the accompanying condensed consolidated statements of operations. In June 2005, the Company issued 797,346 shares of restricted common stock as an inducement to extend the due date to October 31, 2005. In accordance with EITF Issue No. 96-18, the Company recorded a $167,400 debt discount and increase to additional paid-in capital based on the estimated fair value of the common shares granted.

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
================================================================================

                                    UNAUDITED

3.  LOANS  DUE  TO  RELATED  PARTIES  (continued)

On August 11, 2005, the note was amended to increase the principal amount to $472,000 (which includes $56,000 and $16,000 in accrued liquidating damages and interest, respectively), decrease the interest rate from 15% to 10%, extend the due date to October 31, 2005, waive any further liquidating damage accruals through December 31, 2005, and reset the conversion feature on the note, where upon default, the note plus any unpaid interest and/or liquidating damages under the note can be converted to the Company's common stock at $0.16 per share (which resulted in the recording of a debt discount for the BCF of $295,000). On October 31, 2005, the Company entered into a second amendment to this note. Such amendment extends the due date to December 31, 2005. If the Company completes a certain business acquisition before December 31, 2005, then $236,000 is due upon the closing of such acquisition, $118,000 is due 90 days after the closing, and the remaining $118,000 plus accrued interest is due 180 days after the closing. If a payment default occurs, the note holder can convert the debt and accrued interest at $0.007 per share up to a maximum of 19,336,589 shares. Additionally, if all amounts due under the note are paid in full on or before December 31, 2005, the note holder will return 75% (or 598,010 common shares) of the aforementioned shares to the Company.

During the nine months ended September 30, 2005, the Company borrowed $10,000 from Equus (see Note 9) under two separate notes payable. Such notes are due on demand and bear interest at the Prime rate plus 1% per annum. No borrowings or repayments were made on such note during the nine-months ended September 30, 2005.

During the three months ended September 30, 2005, the Company borrowed $15,000 from a relative of an executive of the Company. Principal on such note is due within 120 days and bears interest at the Prime rate per annum. Interest payments are due monthly.

4.  NOTES  PAYABLE

On October 8, 2004, the Company borrowed $350,000 under a convertible secured promissory note. Such note was due on December 15, 2004; however, as of September 30, 2005, only $322,500 has been repaid. As such, the note is in default and interest accrues at 14% per annum on the remaining balance. Additionally, the note balance is convertible at the lesser of $0.33 per share or the average lowest closing bid price for the five days immediately preceding the exercise date.

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

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
================================================================================

                                    UNAUDITED

5.  SECURED  BORROWINGS  (CONTINUED)

The Agreement has a one-year term, and then continues on a year-to-year basis thereafter. The Company is recording advances under the Agreement as secured borrowings. The Company is obligated to repurchase transferred receivables under the agreement, and, therefore, the transaction does not qualify as a sale under the terms of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the three-month period ended March 31, 2005, the Company sold receivables totaling $235,657 to SVB. The Company has no outstanding advances under this agreement at September 30, 2005, and had no borrowings during the three-month period then ended. The Agreement expired and has not been renewed.

6.  LOSS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The Company reported a net loss for the three-month and nine-month periods ended September 30, 2005 and 2004. As a result, options and warrants outstanding at September 30, 2005 and 2004 to acquire 6,505,719 and 3,742,862 shares of the Company's common stock, respectively, have been excluded from the calculation of diluted net loss per share, because their inclusion would be antidilutive.

Additionally, convertible debt to acquire approximately 7,276,000, and 12,000 shares of the Company's common stock at September 30, 2005 and 2004, respectively, have been excluded from the calculation of diluted net loss per share, because those shares would also be antidilutive. As such, basic and diluted loss per share are the same for all periods presented. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

7.  COMMITMENTS  AND  CONTINGENCIES

ADAIR  CONSULTING  AGREEMENT

Effective January 1, 2004, the Company entered into a consulting agreement with Mark Adair Financial Accounting Services ("Adair"), pursuant to which the Company granted warrants to acquire 250,000 shares of restricted common stock plus monthly consulting fees in exchange for financial, accounting and strategic business planning consulting services. Such agreement, as amended, requires the Company to register the underlying 250,000 shares by filing a registration statement on Form S-8 by October 29, 2004. No registration statements have been filed with the SEC regarding such warrants as of September 30, 2005.

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

================================================================================
                                 RAPIDTRON, INC.
                         (FORMERLY THE FURNISHING CLUB)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
================================================================================

                                    UNAUDITED

7.  COMMITMENTS  AND  CONTINGENCIES  (continued)

ESCROW  AND  CONTRIBUTION  AGREEMENT  (continued)

Under the terms of the Escrow and Contribution Agreement, these shareholders agreed to contribute to the Company one share of common stock for (i) each $1.00 that the Company's gross revenue for the 15 month period ending December 31, 2004 falls below the gross revenue forecast of $10,880,000 for such period, (ii) each share of common stock issued and each option (or other securities exercisable to acquire a share of common stock) granted by the Company after November 12, 2003, under all compensatory or other arrangements in excess of 400,000 shares in the aggregate, and (iii) each share of common stock issued and each option (or other securities exercisable to acquire a share of common stock) granted by the Company which fails to satisfy certain criteria, including a minimum share price of $1.25 per share and certain vesting requirements in connection with option grants. The Company had sales approximating $2,395,000 during the 15 month period ended December 31, 2004. As such, management estimates that approximately 8,485,000 common shares will be returned to the Company from escrow. The remaining 639,000 common shares will be returned to the shareholders. The investors shall make a claim by December 31, 2005, as amended September 8, 2005. Such transaction has not been recorded at September 30, 2005, but will be recorded once the investors' claim is accepted and settled. The investor has agreed to keep the shares in escrow until further notice.

PIONEERING  INNOVATIONS  AGREEMENT

The Company entered into a software development agreement with Pioneering Innovations Inc. ("Pioneering Innovations") on January 13, 2004. Pioneering Innovations has developed a piece of software titled COM DLL, which allows the Company's products to interface with customers existing back office software. The agreement provides for support and maintenance services, related to new installations of the Company's products, by Pioneering Innovations over its three-year term. As consideration for such services, the Company will pay Pioneering Innovations 10 shares of the Company's restricted common stock per product installed that becomes fully integrated and operational with COM DLL, up to 40,000 shares. Such shares are due within 30 days of the end of each quarter. For the nine-month period ended September 30, 2005, the Company completed 16 software integrations and will issue Pioneering Innovations 160 shares of restricted common stock valued at $34 based on the fair value of the stock at the date of the agreement.

8.  MARKETING  SERVICES  AGREEMENT

During the three-month period ended March 31, 2004, the Company entered into a marketing services agreement. The Company incurred $400,000 in fees related to such agreement, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Services under this agreement were completed prior to March 31, 2004. There were no similar expenditures during the nine-month period ended September 30, 2005.

9.  RELATED  PARTY  TRANSACTIONS

Equus Marketing and Design, Inc. ("Equus") is a party related to the Company through commonality of ownership. The Company shares a facility and certain administrative personnel with Equus (Equus is the lessee of the property and employer of certain personnel). Additionally, Equus provides marketing services to the Company. During the nine-month periods ended September 30, 2005 and 2004, the Company incurred expenses from Equus approximating $92,000 and $225,000, respectively, and made repayments to Equus approximating $112,000 and $195,000, respectively.

Other related party transactions are discussed elsewhere in the notes to the condensed consolidated financial statements.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

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

We are now offering newly re-designed turnstiles and readers for hands free outdoor use and outdoor/indoor proximity turnstiles with integrated readers. The styling is more attractive and modern looking, and the compact design of both units saves space and makes installation and wiring easy. The integrated reader system is more modular so that we can offer all RF chips, magnetic stripe and bar code readers. The new indoor AX500 system can also be implemented with any biometric reader (fingerprint, iris, face recognition and palm) when increased security is required. We also plan to introduce to the market this Fall a Smart hand-held reader, a Smart TVM (ticket vending machine) and an inexpensive paper Smart RF ticket.

The following analysis of our operations refers primarily to those in the fitness, winter resort, and universities, which constitute the majority of our business activities.

RESULTS OF OPERATIONS OF THE COMPANY:

Three- and nine-month periods ended September 30, 2005 compared to three- and nine-month periods ended September 30, 2004.

REVENUE

Our revenue for the three months ended September 30, 2005, was $39,500, a decrease of $454,595 (92%) compared to the $494,095 in the same period last year. For the nine-month period ended September 30, 2005, our revenues were $324,055 compared with $1,849,346 in the same period as last year.

For both the three-month and nine-month periods ended September 30, 2005, the substantial decrease in our sales revenue was due primarily to the decreased sales to national fitness chains. The revenues in 2004 were largely related to sales to one national fitness chain that had ordered 100 systems, substantially all of which were also sold during 2004. Because of a weak order backlog at the end of 2004 and continuing through 2005, sales in each of the three quarters to date have been unsatisfactory.

We are currently working on software integration and an implementation plan for two tests sites with another leading fitness chain. We will be testing with the new AX500 turnstile which will also be utilizing our new biometric solution in tandem with Smart Card Integrators (SCI). This will be a major first use of a combined biometric and bar code solution for this major venue with potential to convert to a biometric Smart card in the future.

We have also begun to receive orders for our new and improved indoor fitness system, the AX500, introduced to the fitness industry at a national trade show in February 2005. We have received orders from existing and potential customers because the more streamline configuration and lower cost of the unit has decidedly created more impact in our presentations. Our first product deliveries commenced in September 2005.

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

We expect to increase our revenues in the targeted venues of fitness clubs, winter resorts, and universities in 2005, as we continue to believe that the successful sales, installations, and operation of our Rapidtron systems to date with industry leading customers in targeted venues will result in other customers within each venue emulating the leader in making their purchase decisions. In the past several months, we have had meetings and attended national trade shows with leading companies in the fitness and winter resort industries, who we are currently working with for potential tests and implementations in 2005. As a result of these meetings, we hope to increase and diversify our gross revenue through sales in the fitness industry.

Actual results may differ from our expectations as a result of unexpected modifications to our systems that may be requested to meet the specific needs of potential customers that cause delay in the recognition of sales, or other delays in expected sales to the customers in the targeted venues.

GROSS PROFIT

For the three months ended September 30, 2005, our gross profit totaled $17,633, compared to $157,650 for the same period last year. For the nine-months ended September 30, 2005, gross profit totaled $116,818 compared to $518,526 for the same period last year. The quarterly and nine-month decreases in gross profit of $140,017 and $401,708 were primarily a result of decreased sales to fitness clubs as discussed previously.

We expect to modestly improve our gross profit through increased sales in the targeted venues of fitness clubs, winter resorts, and universities in late 2005, and increase our gross profit in the targeted venues in the same period based on the same assumptions identified in our previous discussion of revenues. During the three-month period ended September 30, 2005, the continuing stronger dollar positively impacted gross profit margins due to our purchasing from a European supplier. During the same period in 2004, the weaker U.S, dollar negatively impacted gross margins.

We are currently discussing the possibility of making future purchases from our European supplier in US Dollars, which would shift future currency risks to that supplier. The launch of the new indoor system is expected add to improved margins in the fourth quarter of 2005.

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

OPERATING EXPENSES

During the three months ended September 30, 2005, our selling, general & administrative ("SG&A") operating expenses totaled $348,070, a decrease of $279,521 (45%) from the $627,591 incurred during the same period last year. For the nine-month period ended September 30, 2005, SG&A expenses totaled $1,035,361, a decrease of $1,678,091 (62%) from the $2,713,452 incurred during the same period last year.

The decrease in expenses in the third quarter 2005 can be attributed primarily to decreased payroll costs of approximately $102,473 and reduced expenses for professional services of approximately $158,301, such latter expenses relating to a broad spectrum of services including consulting, legal and accounting fees, and services pertaining to investor relations. Many of these reductions in expenses resulted from planned cutbacks initiated at the beginning of the current year.

We expect operating expenses in the ordinary course of business to remain at the decreased levels from the previous year throughout the remainder of the 2005. If sales are realized to a greater level in the fourth quarter of 2005, operating expenses in the ordinary course of business may increase modestly to meet the sales demand. The commissions paid to independent sales representatives are less than 1% of selling, general and administrative expenses during this period; however, these commissions are expected to increase as a percentage of selling, general and administrative expenses as sales increase. Actual results may differ from our expectations as a result of any delay in sales revenues, and gross profit from those revenues, while operating expenses may increase to secure and meet the demand of our customers in the targeted venues.

LOSS FROM OPERATIONS

During the three months ended September 30, 2005, we had a loss from operations of $330,437, compared to a loss from operations in the prior year of $469,941. During the nine-months ended September 30, 2005, we had a loss of operations of $918,543 compared with $2,194,926 during the comparable period in the previous year.

The $139,504 decrease in loss from operations in the third quarter 2005 compared with 2004 resulted from the cutbacks in operating expense, as discussed previously, which outweighed the reduction in gross profits that resulted from unsatisfactory sales levels during that period. The $1,276,383 decrease in operating loss for the nine months ended September 30, 2005, compared with the same period in the previous year, resulted from those same cutbacks. Most significantly impacting such costs were reductions in Professional/Consulting fees totaling approximately $158,301 in the three months and $1,119,852 for the nine months ended September 30, 2005, respectively, compared with the comparable 2004 periods.

We expect quarterly losses from operations to decrease in the fourth quarter 2005, as a result of renewed sales activity in fitness and resorts. Actual results may differ from our expectations, however, if there are delays in achieving the Company's sales targets and related gross profit margins.

INTEREST EXPENSE

For the three months ending September 30, 2005, our interest expense was $820,254 compared with interest expense of $12,939 in the same quarter last year. For the nine months ended September 30, 2005, our interest expense totaled $1,404,360 compared with $27,677 for the same period in the previous year.

The increase in interest expense during the third quarter 2005 was primarily the result of interest related to $784,720 amortization of debt discounts related to short-term convertible debt with warrants and beneficial conversion features entered into mostly in 2005 and increased debt this quarter over the same period in the previous year. At September 30, 2005, we owed $1,084,725, net of discounts totaling $159,850, on notes due to related parties, compared to $254,256 at September 30, 2004. Also at September 30, 2005, we owed $47,286, on other notes payable, compared to $78,755 at September 30, 2004.

The increase over the nine-months ended September 30, 2005, compared with the same period in the previous year, resulted from $1,268,920 amortization of debt discount on bridge financing as well as generally higher debt levels during 2005 compared with the previous year.

As of September 30, 2005, we have paid off our accounts receivable credit facility and have a zero balance, as compared to a balance of $707,855 at September 30, 2004.

We expect interest expense to increase in late 2005 with the increased utilization debt financing to support the working capital needs or the forecasted increased sales of the Company. Actual results may differ from our expectations as a result of taking on additional debt necessary to finance operations, due to not meeting sales expectations.

ASSETS AND LIABILITIES

At September 30, 2005, we had total assets of $557,057 compared to total assets of $942,692 at December 31, 2004. Cash was $1,026 as of September 30, 2005, up from the $750 cash balance as of December 31, 2004. Through the nine-month period ended September 30, 2005, cash used in operations was $615,554; cash used in investing activities was zero; and cash provided by financing activities was $615,830; with net increase in cash during the nine-month period being $276.

Our net accounts receivable were $150,520 at September 30, 2005, a decrease of $284,292 (65%) from the $434,812 at December 31, 2004. The decrease in accounts receivable is primarily due to the reduction in sales to the fitness club industry.

Our net inventories decreased $108,303 (32%) over the past nine months, to $226,479, from the $334,782 at December 31, 2004. This decrease occurred as significant new purchases were deferred pending receipt of new orders from customers.

Our net fixed assets totaled $44,553 at September 30, 2005, compared to $62,704, at December 31, 2004. The decrease in fixed assets is related to depreciation expense over the nine months with no fixed asset purchases.

Our total liabilities at September 30, 2005, were $2,780,361, an increase of $118,677 from the $2,661,684 at December 31, 2004. Our accounts payable and accrued liabilities totaled $1,554,600 at September 30, 2005, a decrease of $143,047 (8%) from the $1,697,647 at December 31, 2004. The decrease in payables resulted from paying down older obligations with funds obtained through additional borrowings.

Our accrued payroll, which is included in accrued liabilities, totaled $223,090 at September 30, 2005, relatively unchanged compared with $226,657 at December 31, 2004. The accrued payroll relates primarily to senior executives receiving only partial payment of their current and prior wages, with the remaining amount being accrued. Our accrued interest payable, which is also included in accrued liabilities, was $67,797 at September 30, 2005, an increase of $46,469 from the $21,328 at December 31, 2004.

Amounts payable to related parties, net of discounts, were $1,176,410, lease obligations were $2,065 and other debt was $47,286, totaling $1,225,761 at September 30, 2005, an increase of $261,724 (27%) from the $964,037 at December 31, 2004. The increase resulted from additonal borrowings in 2005.

STOCKHOLDERS DEFICIT

Our stockholder's deficit was $2,223,304 at September 30, 2005, an increase of $504,312 from the $1,718,992 at December 31, 2004. The changes in stockholder's equity were as follows:

----------------------------------------------
Balance as of December 31, 2004   $(1,718,992)

----------------------------------------------
Net Loss                           (2,227,328)

----------------------------------------------
Increase in Additional Paid in      1,721,783
Capital

----------------------------------------------
Increase in Common Stock                1,233

----------------------------------------------
Balance as of September 30, 2005  $(2,223,304)

----------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had $557,057 in total assets, including $150,520 in accounts receivable, $226,479 in inventories, and $122,099 of prepaid expenses and other current assets. We consider the net accounts receivable to have a high probability of collection, as a majority of the receivables are to large customers in the fitness club industry; however, an allowance for bad debt has been provided for those accounts that we deem to be uncollectible.

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

At September 30, 2005, our total liabilities were $2,780,361, including accounts payable and accrued liabilities of $1,554,600, and amounts owed to related parties of $1,176,410. Loans to related parties include approximately $225,009 to John Creel, director of the Company, and/or Equus, his wholly owned company.

Our negative cash flow from operations resulted primarily from our loss. Our cash flow needs were met over the last quarter through sales revenues and increased debt. We expect our operations to continue operating at a negative cash flow through at least the end of 2005, as we continue to invest in new business opportunities and grow sales mainly in fitness and winter resorts. As a result, we will continue to rely upon short-term lines of credit with our suppliers and additional equity or debt financing. Thus, our success, including our ability to fund future operations, depends largely on our ability to secure additional funding. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

We expect gross revenues during the next quarter to range from $420,000 to $1,200,000, as selected ski resort installations are completed and more than 50 fitness systems are delivered. Gross profit margins on these systems are expected to range between 25% - 35%. General operating expenses are expected to total approximately $90,000 per month, consisting of rent and other office expenses, salaries, marketing services, software interface, and the like. Excluded from this budget are additional sales commissions that may result for increased sales volume secured by independent sales agents, and costs for new business development. Our income from operations will not be sufficient to meet the increased working capital needs created by the increased sales over the next quarter. We expect to meet these increased cash flow needs through additional loans, equity investments, and/or a revolving credit facility. There can be no assurance we will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

As of the date of this report, we owe approximately 610,000 Euros (approximately $735,000) to our supplier, Axess AG. We presently have an informal interim agreement wherein we have agreed to and did make on-account payments during the months of August, September and October in amounts of $35,000, $17,500 and $17,500, respectively, and wherein we also agreed to prepay any new orders. On a longer-term basis, we may not receive revenue from our existing accounts receivable in a timely fashion to enable us to pay off this balance within a reasonable timeframe, and we therefore are seeking additional debt and/or equity financing in order to pay our outstanding balance to Axess AG. If we are unable to raise the necessary financing, then we will attempt to negotiate new terms of delivery with Axess AG to secure the inventory in time to meet existing orders, and/or negotiate new delivery terms with our existing customers, which could significantly reduce our expected revenue.

Over the next quarter, we project a loss from operations of $70,000 to $100,000. Fourth quarter results will be largely dependent on our ability to execute new sales orders, and will result in further losses if our sales goals are not achieved. In any event, we also anticipate an increase in receivables and inventory of approximately $800,000 - $1,250,000 through yearend. As a consequence, we expect to need well over $1,000,000 from third-party loans and equity investment in order to meet these additional working capital needs, and a portion of this financing will be required within the third quarter.

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

                           PART II. OTHER INFORMATION

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On or about July 29, 2005, we issued a convertible note in the face amount of $60,000, with an interest rate of 8% per annum. Principal and interest are payable in full on September 30, 2005. The convertible note is secured by substantially all of our tangible and intangible assets. Such note is convertible at any time at the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date. The conversion price will be reduced if we issue or sell any shares, options, warrants, rights to acquire shares or other convertible securities for a price less than the conversion price in effect immediately prior to any such issuance. The conversion price may also be modified for stock splits, reorganizations, consolidations or mergers. Additionally, we issued warrants to purchase 342,857 shares of our common stock at the lesser of $0.175 per common share or 75% of the lowest closing bid price of the common stock in any of the five trading days immediately preceding the conversion date were granted in connection with this note. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the note and warrant. The note and warrant issued to the holder contain a restrictive legend in accordance with Rule 144.

On or about September 8, 2005, we issued a convertible note in the face amount of $60,000, with an interest rate of 8% per annum. Principal and interest are payable in full on September 30, 2005. The terms of the note and warrant are the same as the terms and conditions of the note and warrant issued on July 29, 2005, described in the preceding paragraph. The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the note and warrant. The note and warrant issued to the holder contain a restrictive legend in accordance with Rule 144.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

We are in default of the convertible notes issued to Ceres, dated June 21, 2005, in the principal amount of $397,566, dated July 29, 2005, in the principal amount of $60,000 and dated September 8, 2005, in the principal amount of $60,000. Each note became due in full on September 30, 2005. The total arrearage of principal and interest on the date of filing this report is approximately $530,000.

ITEM 5. OTHER INFORMATION

On or about June 21, 2005, we entered into a Convertible Note and Warrant Purchase Agreement with Ceres Financial Limited, a BVI company ("Ceres"). Ceres consolidated $397,566.29 of then outstanding debt into one convertible promissory note described in Part II, Item 2 of our Form 10-QSB for the period ended June 30, 2005, incorporated herein by reference. The note is secured by a lien upon all of our tangible and intangible assets. We are obligated to give Ceres a right of first refusal to purchase any additional securities we propose to sell to any third-party investor, which must be exercise by Ceres within five business days.

On or about July 29, 2005, we entered into a Convertible Note and Warrant Purchase Agreement with Ceres. Ceres paid $60,000 for a convertible promissory note and warrant described in Item 2 above, incorporated by reference. All other terms and conditions of the agreement are the same as the agreement dated June 21, 2005, described in the preceding paragraph.

On or about September 8, 2005, we entered into another Convertible Note and Warrant Purchase Agreement with Ceres, upon the same terms and conditions set forth in the preceding paragraph.

On or about June 21, July 29, and September 8, 2005, we entered into Registration Rights Agreements with Ceres. Upon demand from Ceres, we are obligated to register at our sole cost and expense the resale of the common stock available to Ceres upon conversion of the convertible notes and the exercise of the warrants issued to Ceres in connection with the Convertible Note and Warrant Purchase Agreements entered into as of the same date.

On September 28, 2005, we borrowed $15,000 from Judith Creel, the spouse of our Chief Executive Officer, pursuant to a Promissory Note, dated September 28, 2005. The stated interest rate is the rate established monthly by Wells Fargo for equity loans with a floating rate. Principal and interest is due on January 24, 2006.

On or about October 31, 2005, we amended our $400,000 15% Secured Convertible Promissory Note, with Oceanus Value Fund, L.P., to extend the maturity date to December 31, 2005. If we close an acquisition transaction with Axess AG on or before December 31, 2005, then the principle Amount of $118,000 shall not be due until 90 days following the closing of such acquisition transaction and the remaining Balance will be due 180 days following the closing of such acquisition transaction.

ITEM  6.  EXHIBITS

EXHIBITS  DOCUMENT DESCRIPTION
  4.1     Convertible Promissory Note, dated July 29, 2005
  4.2     Warrant to Purchase Common Stock, dated July 29, 2005
  4.3     Convertible Promissory Note, dated September 8, 2005
  4.4     Warrant to Purchase Common Stock, September 8, 2005
  4.5     Convertible Promissory Note, dated June 21, 2005
  4.6     Warrant to Purchase Common Stock, June 21, 2005
  10.1    Amendment to Escrow and Contribution Agreement
  10.2    Convertible Note and Warrant Purchase Agreement, dated June 21, 2005
  10.3    Convertible Note and Warrant Purchase Agreement, dated July 29, 2005
  10.4    Convertible Note and Warrant Purchase Agreement, dated September 8, 2005
  10.5    Security Agreement, dated September 8, 2005
  10.6    Agreement Regarding Registration Rights, dated September 8, 2005
  10.7    Agreement Regarding Registration Rights, dated June 21, 2005, as amendmend July 29, 2005.
  10.8    Promissory Note dated September 28, 2005
  31.1    Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
  31.2    Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a),


          promulgated under the Securities Act of 1934, as amended
  32.1    Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes
          Oxley Act of 2002 (Chief Executive Officer)
  32.2    Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes
          Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of November, 2005.

                                   RAPIDTRON, INC.
                                   (Registrant)

                                   BY:     /s/ John Creel
                                           ------------------------------------
                                           John Creel,
                                           President and Chief (Principal)
                                           Executive Officer

                                   BY:     /s/ Peter Dermutz
                                           ------------------------------------
                                           Peter Dermutz
                                           Chief (Principal) Financial Officer